Form 10-K
period 2022-12-31
Fidelity Private Credit Fund
filed 2023-03-22
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number 814-01571

Fidelity Private Credit Fund

(Exact name of Registrant as specified in its Charter)

Delaware	88-6585799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 563-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class S Common shares of beneficial interest, par value $0.01

Class D Common shares of beneficial interest, par value $0.01

Class I Common shares of beneficial interest, par value $0.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 16, 2023 was 4,084,372, 0 and 0 of Class I, Class S and Class D common shares, respectively.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The following factors are among those that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
•
general economic, logistical and political trends and other external factors, including the impact of the COVID-19 pandemic, related COVID-19 variants and recent supply chain disruptions;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with the Adviser and its affiliates;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
the use of borrowed money to finance a portion of our investments;
•
the ability of the Adviser to identify suitable investments and to monitor and administer our investments;
•
the ability of the Adviser and its affiliates to attract and retain highly talented professionals;

•
our ability to maintain our qualification as a regulated investment company and as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which we may invest.

You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

Risks Relating to an Investment in the Fund

•
We are a relatively new company with no operating history and the Adviser and the portfolio managers have no prior experience managing a BDC.
•
An investment in the Fund is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.
•
The Fund is managed exclusively by the Adviser and Fund investors should expect to rely solely on the ability of the Adviser with respect to the Fund’s operations.
•
The Fund may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments.
•
The greater the total leverage of the Fund relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments.
•
Fair value pricing is based on subjective judgments, and it is possible that fair value of a security may differ materially from the value that would be realized if the security were sold.
•
When conducting due diligence and making an assessment regarding a potential investment, the due diligence process may at times rely on limited or incomplete information.
•
To prevent portfolio managers of the Fund from receiving material, non-public information that may prevent them from being able to trade in investments in other accounts the portfolio managers manage, portfolio management personnel may be subject to information barriers and prevented from accessing certain information regarding Fund investments to which investors are otherwise entitled.
•
The Fund may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested.
•
The Fund’s Board of Trustees (the “Board”) has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice and without investor approval, the effects of which may be adverse to the Fund’s business and impact its ability to make distributions.
•
The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions.
•
Widespread disease, pandemics and epidemics, and natural or environmental disasters have been and can be highly disruptive to economies and markets and may have a materially adverse impact on the Fund’s financial condition and results of operations.

Risks Relating to the Fund’s Investments

•
We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.
•
Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur.
•
Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors.
•
We will be exposed to risks associated with changes in interest rates.
•
Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Risks Relating to Certain Regulatory and Tax Matters

•
If the Fund does not maintain its status as a BDC, the Fund would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.
•
Any new or changed U.S. federal, state, and local laws and regulations could have a material adverse effect on the Fund’s business.
•
The inability of the Fund or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manger, or changes in licensing requirements, could adversely affect the Fund’s ability to implement its investment program and achieve its intended results.
•
Any significant changes in governmental policies could have a material adverse impact on the Fund and its investments.
•
Under certain circumstances it would be possible for the Fund to obtain a controlling interest in certain portfolio companies, thus, the Fund could be treated as a single employer with one or more of its portfolio companies for purposes of controlled group rules under the Employee Retirement Income Security Act of 1974, as amended.
•
If we do not qualify for or maintain regulated investment company (“RIC”) tax treatment and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
•
The Fund expects to invest in debt securities that are rated below investment grade or that would be rated below investment grade if they were rated, which may present special tax issues.

Website Disclosure

We use our website (fidcredit.com) as a channel of distribution of Fund information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this Annual Report.

PART I

Item 1. Business.

Our Company

Fidelity Private Credit Fund is a Delaware statutory trust that was formed on March 23, 2022. The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of FMR LLC (“FMR”) and its subsidiaries. The Fund intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2022, the Fund had not commenced operations.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also with liquid credit investments, like broadly syndicated loans, and other select Private Credit (as defined below) investments. We will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, and public U.S. operating companies having a market capitalization of less than $250,000,000. The Fund may also invest to a lesser degree in non-U.S. companies. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised from a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). We may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

Most of the debt instruments we invest in will be unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. If the Fund changes its 80% test, the Fund will provide shareholders with at least 60 days’ prior notice of such change. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are generally private and may be backed by private equity sponsors (each, a “Sponsor” and collectively, “Sponsors”) but may also include investments in small capitalization public companies or companies that are backed by a non-private equity sponsor ownership group. The Adviser will directly originate credit opportunities from a large universe of Sponsors, intermediaries and other direct lenders, as well as internal Fidelity resources.

The Fund may enter into hedging transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, collars and floors to seek to hedge against fluctuations in the relative values of the Fund’s portfolio positions from changes in currency exchange rates and market interest rates. The Fund may also receive or purchase warrants or rights.

The Fund will borrow money for investment and cash management purposes. In determining whether to borrow money, the Fund will analyze the financial flexibility, maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Fund’s investment outlook. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by the shareholders indirectly through their interests in the Fund.

We are currently offering on a continuous basis up to $1,000,000,000 of our common shares of beneficial interest (the “Common Shares”). We expect to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in our primary offering will be $25.00 per share. Thereafter, the purchase price per share for each class of

Common Shares will equal our net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Fidelity Distributors Company LLC, the managing dealer (the “Managing Dealer”) for our offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in our offering.

We will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least $100,000,000, in any combination of purchases of Class S shares, Class D shares and Class I shares and our Board of Trustees (the “Board”) has authorized the release to us of funds in the escrow account.

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share. On March 13, 2023, an affiliate of the Adviser purchased 1,280,002 shares of the Fund’s Class I common shares at $25.00 per share.

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow. On March 13, 2023, the Fund issued and sold 4,084,372 shares (consisting of 4,084,372 Class I shares; no Class S or D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $102 million to the Fund as payment for such shares.

The Adviser and the Administrator

The Fund’s investment activities will be managed by our Adviser. Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. FDS is a registered investment adviser under the Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly-owned subsidiary of FMR. FDS is also registered with the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended, as a commodity pool operator and a commodity trading adviser and is a member of the National Futures Association. FDS leverages the resources of the entire Fidelity organization (“Fidelity Investments” or “Fidelity”) in managing the Fund.

FDS provides or oversees the performance of administrative and compliance services (in such capacity the “Administrator”).

FMR is the ultimate parent company of FDS. At present, the primary business activities of FMR and its subsidiaries are: (i) the provision of investment advisory, management, shareholder, investment information and assistance and certain fiduciary services for individual and institutional investors; (ii) the provision of securities brokerage services; (iii) the management and development of real estate; and (iv) the investment in and operation of a number of emerging businesses.

Market Opportunity

The private credit market has grown tenfold since the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”) and is projected to grow double-digit percentages in the near future. The consolidation of regional U.S. banks following the financial crisis and the enhanced regulations introduced by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), resulted in larger banks decreasing their willingness to issue and hold loans to middle-market companies, thus fueling the growth of direct lending. Direct lending is a subset of private credit and is frequently compared to its main credit alternatives including the leverage loans or broadly syndicate loans and high yield market. More recently, demand has been driven by key characteristics of the asset class summarized below.

•
Large and growing market: Fidelity research estimates the U.S. private credit market is at approximately $1.5 trillion (AUM) and finances mergers and acquisitions, recapitalization and refinance activity for the 200,000 middle market businesses that operate in the U.S. according to the National Center for the Middle Market. Private equity investing activity drives a significant portion of this volume.
•
The private credit market has expanded into areas traditionally served by the leverage loan and high yield markets: According to LCD and ICE BAML, from 2002 to 2022, the share of leverage loans with an issue size below $500,000,000 has declined from 49% to 7%, and similarly from 2002 to 2022, the share of high yield loans with an issue size below $500,000,000 has declined from 72% to 18%, respectively. In both cases, the direct lending loans are now regularly filling this gap for loans up to $500,000,000 and larger.
•
Floating rate debt that provides a hedge against rising rates: The majority of direct lending investments are floating rate instruments so over time returns increase as interest rates rise.

•
Predominantly senior secured positions that sit at the top of the capital structure: Direct lending investments offer enhanced collateral and covenant protections compared to the leveraged loans and high yield market that contribute to lower historical loss rates.
•
Direct access to the Sponsors and ownership groups improves information flow: For direct lending investments, the sourcing and due diligence ties directly to the Sponsor or ownership group, so lenders have efficient access to information (frequently monthly financials vs. quarterly), can complete comprehensive and high-quality diligence, and develop bespoke financing solutions that better serve the needs of the middle-market companies.

The foregoing information is with respect to past performance of certain markets and indices, only, and does not reflect the actual or expected performance of the Fund. There can be no guarantee that the Fund will achieve results resembling these metrics or that market circumstances in the future will be comparable.

Potential Competitive Strengths

Founded in 1946, Fidelity has been known for its professional money management and comprehensive client services. Fidelity is one of the world’s largest providers of financial services with assets under administration of $10.3 trillion, including managed assets of $3.9 trillion as of December 31, 2022. The portfolio management team has extensive experience in middle market lending and has sourced, underwritten and/or managed diverse credit and lending teams in a variety of market environments from the nascent cash flow lending markets of the early 2000’s, through the Great Financial Crisis, during the recovery and growth of the 2010’s, and during the recent pandemic related disruptions. The Adviser emphasizes a consistent and disciplined underwriting process which is the foundation for its approach to portfolio construction. Leveraging proprietary research insights and performing granular credit and loan to value analysis for each investment are core tenets of the Adviser’s credit philosophy. Focusing on capital preservation and minimizing volatility, the Adviser seeks to employ the same underwriting, due diligence and the Adviser’s Direct Lending Investment Committee (“Direct Lending Investment Committee”) approval process for every investment. The Adviser believes that Fidelity’s history and scale, combined with the portfolio management team’s experience and strategy enable it to compete across the credit spectrum in the middle market. The Adviser’s specific areas of differentiation that drive its competitive advantages are below:

•
Fidelity’s multi-decade history and substantial scale in the credit markets: Fidelity has operated through the last twelve recessions, numerous crises, expansions and contractions during its 75-year history. Active in the credit markets since 1971, Fidelity has over $600 billion of credit investments under management as of December 31, 2022. Fidelity also offered its first high yield bond fund in 1977 and was the first mutual fund company to offer an open-ended fund focused on leverage loans in 2000.
•
Dedicated team of seasoned middle market credit investors: The portfolio management team is comprised of professionals that have spent their entire careers in middle market lending. The portfolio managers average more than 20 years of experience, and the portfolio management team’s capabilities include sourcing, underwriting and executing on middle market loans, and most importantly, actively managing credit portfolios through multiple cycles. This includes experience managing companies during periods of growth and distress including restructurings and bankruptcies, providing valuable foresight as the Direct Lending Investment Committee evaluates and approves new opportunities. The Adviser maintains in-depth oversight throughout the investment process and instills the culture of intense focus on capital preservation and hands-on portfolio management with a focus on proper risk mitigation throughout the life of an investment.
•
Ability to operate at scale across the entire lending landscape: The Adviser seeks to offer compelling financing solutions for creditworthy issuers regardless of company size. This increases the opportunity set for the Fund and promotes the Adviser’s selective investment approach, while providing reliable financing to companies as they scale. The Adviser’s ability to offer attractive financing proposals for small to mid-market businesses as well as upper middle market companies also deepens the relationship with Sponsors, a source of investment opportunities for the Adviser. The Adviser intends to target issuers that the Adviser considers to be high quality regardless of size and provide financing structures that afford attractive risk adjusted returns for the Fund.
•
Access to proprietary credit and equity research platform creates efficient and differentiated diligence: As part of Fidelity, the Adviser has access to FMR’s extensive research platform that allows the Adviser to make more informed and efficient investment decisions. FMR has over 350 research professionals in North America, Europe and Asia that cover equities, fixed income and high yield markets. As part of the due diligence and underwriting process for each potential investment, the Adviser intends to review and analyze relevant FMR industry research and engage directly with the industry analysts. Using the proprietary insights, the Adviser expects to improve portfolio construction and risk mitigation, allowing it to potentially (i) gain conviction on investments or (ii) avoid investments that have subtle industry headwinds or competitive pressures, that might otherwise appear attractive. In addition to the portfolio management team’s independent industry analysis and broad experience lending to middle market businesses, the Adviser’s access to proprietary Fidelity research differentiates the platform and, we believe, translates into more efficient and informed decision making.
•
Disciplined, consistent underwriting process with risk adjusted approach: The Adviser employs a consistent and rigorous due diligence and underwriting process to assess each investment. Investments are reviewed in deal team structures where all investment professionals have overlapping responsibilities which is expected to improve process oversight and risk mitigation. The Adviser’s philosophy and investment approach has been informed by the portfolio management team’s extensive experience lending to middle market companies and utilizes a bottoms-up credit approach, with the primary focus being return of capital. For each potential investment, the Adviser will actively engage with company management and ownership and complete detailed credit and valuation analysis. While the Adviser will independently determine an investment thesis and identify key risks, the Adviser also benefits from significant third-party diligence commissioned for the majority of investments. Credit and valuation analysis are synthesized by the Adviser to determine the appropriate leverage and return profile, to ensure there is sufficient downside protection and risk is properly rewarded. Investments will be formally presented to the Adviser’s Direct Lending Investment Committee twice at a minimum before final approval to invest is granted.

The Board of Trustees

Overall responsibility for the Fund’s oversight rests with the Board of Trustees. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Trustees are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of four members, three of whom are Trustees who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Investment Selection

One of the critical success factors in private credit is access to a deep pipeline of investment opportunities. Based on the portfolio management team’s extensive experience, the Adviser intends to employ a multi-faceted approach to sourcing transactions through a large network of private equity firms, intermediaries, as well as other direct lending firms. The Adviser believes that Fidelity’s scale and track record in the liquid markets, combined with the portfolio management team’s long tenure in direct lending, will provide unique and rich access to high credit quality investment opportunities.

Private equity acquisition activity drives a substantial amount of private credit volume in the middle-market, and Fidelity has longstanding relationships with a diverse set of Sponsors that invest across a broad set of industries, geographies and business models. The Adviser expects to enhance these relationships and bolster its sourcing efforts with its differentiated and efficient credit review process that is honed by a team of experienced credit professionals.

Lastly, Fidelity’s existing relationships with liquid issuers, some of which are owned by the same mix of Sponsors, and size in the liquid markets, provide the Adviser with differentiated investment opportunities. The Adviser can leverage these relationships to provide value-added capabilities and better execution on loans in the liquid markets, which can translate into a more robust pipeline of private credit investment opportunities for the Fund.

The Adviser seeks to employ a disciplined and rigorous process for all credit investments, which includes the following key features:

•
Underwriting the borrower: Performing detailed credit and valuation analysis; analyzing historical trends and business drivers; assessing management; and developing a deep understanding of the business operations and cost structure.
•
Analyzing the industry: Leveraging Fidelity’s broad research and analysts’ platform and Sponsor provided third party industry studies (when available) to uncover macro and micro industry forces; understanding the competitive dynamics and market forces; validating the growth and outlook; and assessing public and private competitors.

•
Underwriting the Sponsor or ownership group: Evaluating investment performance; understanding track record and willingness to invest follow-on capital in times of stress; assessing available dry powder, due diligence quality and relevant sector expertise.
•
Confirming investment thesis: Validating the sustainability of competitive advantages, revenues and margins; confirming diversity of products, customers, services, suppliers and institutionalized value.
•
Evaluating the credit structure: Analyzing ability to repay debt; performing loan-to-value analysis and downside case scenarios; and evaluating appropriate risk and reward for a proposed investment.

During the credit underwriting process, the deal team will compile and present diligence findings to the Adviser’s Direct Lending Investment Committee at least once before issuing a term sheet and a second time before closing. The Adviser’s focus is on downside protection so the deal team and Direct Lending Investment Committee are expected to spend substantial time understanding and validating various downside scenarios, exit options, and structural protections in each and every investment seeking to ensure adequate cushion.

Following the closing of an investment, one or several members of the deal team that originated the loan on behalf of the Fund are expected to manage the portfolio moving forward. As part of the portfolio management process, the investment professional seeks to assess liquidity needs daily or weekly, evaluate financial performance on a monthly basis for the majority of accounts (a minority may only report quarterly), scrutinize financial covenant calculations on a quarterly basis (if applicable) and maintain frequent dialogue with the company management and Sponsor regarding company performance, strategic initiatives, acquisitions or other business items.

Portfolio Monitoring and Risk Management

The Adviser has a strong culture focused on risk management, with significant dedicated resources committed to that effort. The Adviser firmly believes that one of the most powerful risk management tools occurs at the individual investment level. The regular monitoring of a portfolio’s investments seeks to ensure that the risk/return ratio has not become unfavorable to help avoid unnecessary capital losses, and the Adviser believes it is a key component to positive long-term performance. Frequent monitoring and oversight are conducted by the portfolio managers to ensure that each position is still an attractive investment. At the portfolio level, the portfolio managers ensure that the overall risk profile, diversification, and positioning is consistent with the Fund’s objectives. There is also considerable executive oversight with regular, systematic portfolio reviews with senior management.

Systems and technology play a critical role in portfolio monitoring and risk management. The Adviser’s proprietary systems enable research professionals to get real-time access to risk measures and exposures across multiple dimensions, among other things. Compliance modules are also systematically linked to the trading platform as another mechanism to minimize risk.

Risk management efforts are further bolstered by various additional teams of resources. For example, a dedicated compliance team monitors all portfolios and investment professionals; a dedicated counterparty risk team monitors all trading and business counterparties; and a dedicated legal team is able to support the Adviser across a variety of legal questions.

Warehouse Investments

The Fund has entered into multiple Purchase Agreements with Macquarie Bank Limited and certain of its affiliates (the “Financing Provider”). Under the Purchase Agreements, the Fund has forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider, who is obligated to settle the sale of such investments subject to the following conditions: (a) that the Fund has received subscriptions of at least $100,000,000; and (b) that the Board has approved the launch of the Fund and the purchase of the Warehouse Investments (collectively, the “Warehousing Conditions”). The Warehouse Investments primarily consist of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Fund’s investment strategy.

After we meet the Warehousing Conditions, we will be obligated to purchase the Warehouse Investments from the Financing Provider at the prices determined under the Purchase Agreements. As a general matter, the price we pay to purchase any Warehouse Investments will be the cash amount paid by the Financing Provider, subject to a reduction for income actually received by such Financing Provider during the warehousing period and an increase for a financing fee to be paid by the Fund to the Financing Provider. As of December 31, 2022, the Warehousing Conditions were not met.

Each of the Warehouse Investments that the Financing Provider has purchased to date was purchased pursuant to a request that we made prior to our election to be regulated as a BDC under the 1940 Act. After we elected to be regulated as a BDC under the 1940 Act, (i) we will not enter into any additional Warehouse Investments pursuant to the Purchase Agreements; (ii) we will purchase already-existing Warehouse Investments from the Financing Provider only to the extent that we have sufficient assets to purchase all of the Warehouse Investments whole (i.e., not on a pro rata basis); (iii) we will impose on ourselves a requirement – not an option – to purchase already-existing Warehouse Investments from the Financing Provider at such time as we raise sufficient assets to purchase all of the Warehouse Investments whole; and (iv) we will treat our forward obligation to purchase Warehouse Investments from the Financing Provider once the requirement to purchase already-existing Warehouse Investments is triggered as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. Additionally, we note that we may not rely on the exemptive order from the SEC that permits us to co-invest with certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates with respect to Warehouse Investments that we purchase from the Financing Provider under the Purchase Agreements.

Direct Lending Investment Committee

The investment activities of the Fund are under the direction of the Direct Lending Investment Committee and the Board. The Direct Lending Investment Committee is currently comprised of the Fund’s three portfolio managers, David Gaito, Therese Icuss and Jeffrey Scott. Additionally, the President of Fidelity Investments’ High Income and Alternatives Group (the “High Income and Alternatives Group”), and the Chief Investment Officer of the High Income and Alternatives Group meet with the Direct Lending team frequently to discuss the pipeline of opportunities and they have the authority to decline any opportunity at any point at their discretion. The day-to-day activities of the Fund are overseen by the Fund’s portfolio managers, each of which is an officer or employee of the Adviser or its affiliate.

Allocation of Investment Opportunities

General

The Adviser and its affiliates provide investment management services to registered investment companies, investment funds, client accounts and proprietary accounts that may be established from time to time.

The Adviser will share any investment and sale opportunities with its other clients and the Fund in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth in this Form 10-K, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

The Adviser’s policies will seek to ensure the equitable allocation of such investment opportunities among us and other clients over time. In cases where an investment may potentially be appropriate for several clients, the Adviser makes a determination of the appropriateness of the investment opportunity for a particular client and allocates an investment opportunity among eligible clients based on a variety of factors related to each such client the Adviser deems relevant (including, without limitation, the client’s investment objectives and focus, available capital, the client’s existing portfolio, portfolio company restrictions, targeted rate of return, minimum and maximum investment size requirements, transaction structure, cash flow considerations, risk considerations, tax implications, criteria established by the Board (“Board-Established Criteria”) (if any), legal and regulatory requirements, whether a related investment opportunity has already been made available to the client, investment limitations and other factors). In cases where an investment opportunity is being evaluated on behalf of, and may be appropriate for, both us and another client and falls outside of the allocation methodology, the Adviser will generally consult with an allocation, conflicts or similar internal committee or sub-committee to decide on an appropriate allocation of a particular investment opportunity as between us and such other client, which may take into account, among other things, the factors discussed above.

In addition, as a BDC regulated under the 1940 Act, the Fund is subject to certain limitations relating to co-investments and joint transactions with affiliates, which are likely in certain circumstances to limit the Fund’s ability to make investments or enter into other transactions alongside other clients.

Trade Aggregation and Allocation

Allocation of investment instruments that are traded by FMR’s High Income, Fixed Income or Equity trading desks are governed by the respective trade allocation policies reasonably designed to seek to ensure that clients are not disadvantaged in the aggregation and allocation of securities over time. To the extent a particular investment in a liquid credit instrument (e.g., broadly syndicated loan), is suitable for both us and other clients, it is the practice of the Adviser, when appropriate, to bunch orders of various accounts, including those of us and the other clients and, in certain instances, proprietary accounts of the Adviser or its affiliates, for order entry and execution. Bunched orders may be executed through one or more broker-dealers. The allotment of trades among brokers is based on a variety of factors, which may include price, order size, the time of order, the security and market activity. A bunched trade executed with a particular broker is generally allocated pro rata among the accounts that are participating in the bunched trade until any account has been filled, after which the trade is allocated pro rata among the remaining accounts. Each broker’s execution of a bunched order may be at a price different from another broker’s bunched order execution price for the same security. Simultaneous portfolio transactions for us and one or more other clients may decrease the prices received and increase the prices required to be paid by us for sales and purchases.

The Adviser and its affiliates that execute trades on behalf of us and other clients have established allocation policies for their various accounts (including proprietary accounts) and securities types (e.g., equity, fixed income, and high income) to ensure allocations are appropriate given the clients’ differing investment objectives and other considerations. These policies also apply to initial and secondary offerings. When, in the opinion of the executing party, the supply or demand is insufficient under the circumstances to satisfy all outstanding trade orders, across all securities types the amount executed generally is distributed among participating accounts based on account asset size (for purchases), and security position size (for sales), or otherwise according to the allocation policies. With limited exceptions, the trading systems contain rules that allocate trades on an automated basis in accordance with these policies. Generally, any exceptions to these policies (i.e., special allocations) must be approved by senior trading and compliance personnel and documented.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, the Adviser must offer an opportunity for the Fund to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other affiliated funds that target similar assets in accordance with allocation policies and procedures described above. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds. In addition, given the Fund’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Fund, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Fund’s ability to participate in attractive investment opportunities and/or cause the Fund to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Fund. The Fund may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisers.

Non-Exchange Traded, Perpetual-Life BDC

The Fund is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (“Section 404”);
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1,235,000,000 or more; (2) the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or our offering. We have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The portfolio management team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Fund’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
(a)
is organized under the laws of, and has its principal place of business in, the United States;
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)
satisfies any of the following:
(i)
does not have any class of securities that is traded on a national securities exchange;
(ii)
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250,000,000;
(iii)
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)
is a small and solvent company having total assets of not more than $4,000,000 and capital and surplus of not less than $2,000,000.
(2)
Securities of any Eligible Portfolio Company controlled by the Fund.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers, service providers (e.g., the Adviser) or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets (including directly originated loans and broadly syndicated loans, as described above), our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 16, 2022, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over an applicable reference rate. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into total return swap (“TRS”) agreements. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Fund would typically have to post collateral to cover this potential obligation. To the extent the Fund segregates liquid assets with a value equal (on a daily mark-to-market basis) to its obligations under TRS transactions, enters into offsetting transactions or otherwise covers such TRS transactions in accordance with applicable SEC guidance, the leverage incurred through TRS will not be considered a borrowing for purposes of the Fund’s overall leverage limitation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Forming CLOs Risk.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a CCO and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Immediately after we meet our minimum offering requirement, gross subscription funds will total at least $100,000,000, which will be available to us immediately upon commencing operations. Once our minimum offering requirement has been met, we intend to sell our shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying FDS (in its capacity as the Adviser and Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

Advisory Agreement

The Adviser will provide management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•
monitoring our investments;

•
performing due diligence on prospective portfolio companies;
•
exercising voting rights in respect of portfolio securities and other investments for us;
•
serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”). For the first calendar month in which we have operations, net assets will be measured as the beginning net assets as of the date on which the Fund breaks escrow for our offering.

The Adviser has agreed to waive all management fees for the first six (6) months following the date on which we break escrow for our offering.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

The Adviser has agreed to waive the incentive fee based on income for the first six (6) months following the date on which we break escrow for our offering.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.00% annualized).

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Percentage of each Class’s Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Adviser has agreed to waive the incentive fee based on income for the first six (6) months following the date on which we break escrow for our offering.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains attributable to the applicable share class from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing the Fund’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Board Approval of the Advisory Agreement

At its August 2022 meeting, the Board voted to approve the Advisory Agreement and the Administration Agreement with FDS for the Fund. The Board, assisted by the advice of Fund counsel and Independent Trustees’ counsel, considered a broad range of information. At its September 2022, November 2022 and February 2023 meetings, the Board approved amendments to the Advisory Agreement and Administration Agreement that reflect state regulatory comments and a change in the Fund’s name. The Board noted that the amendments did not have any material impact on the terms of the contracts or the factors the Board previously considered in approving them.

Nature, Extent, and Quality of Services Provided

The Board considered Fidelity’s staffing as it relates to the Fund, including the backgrounds of investment personnel of Fidelity, and also considered the Fund’s investment objective, strategies, and related investment philosophy.

•
Resources Dedicated to Investment Management and Support Services. The Board reviewed the general qualifications and capabilities of Fidelity’s investment staff, including its size, education, experience, and resources, as well as Fidelity’s approach to training and managing investment personnel. The Board noted the resources devoted to Fidelity’s global investment organization and that Fidelity’s analysts have extensive resources, tools and capabilities that allow them to conduct sophisticated quantitative and fundamental analysis, as well as credit analysis of issuers, counterparties and guarantors. Further, the Board considered that Fidelity’s investment professionals have sufficient access to global information and data so as to provide competitive investment results over time, and that those professionals also have access to sophisticated tools that permit them to assess portfolio construction and risk and performance attribution characteristics continuously, as well as to transmit new information and research conclusions rapidly around the world. Additionally, in its deliberations, the Board considered Fidelity’s trading, risk management, compliance, cybersecurity, and technology and operations capabilities and resources, which are integral parts of the investment management process.
•
Shareholder and Administrative Services. The Board considered the nature, extent, quality, and cost of advisory, administrative, and shareholder services to be performed by Fidelity under the Advisory Agreement and under separate agreements covering transfer agency, pricing and bookkeeping services for the Fund. The Board also considered the nature and extent of the supervision of third-party service providers, principally custodians, subcustodians, and pricing vendors.

The Board noted that the growth of Fund assets over time across the complex allows Fidelity to reinvest in the development of services designed to enhance the value and convenience of the Fidelity funds as investment vehicles. These services include 24-hour access to account information and market information over the internet and through telephone representatives, investor education materials and asset allocation tools.

•
Investment Performance. The Fund is a new fund and therefore had no historical performance for the Board to review at the time it approved the Fund’s Advisory Agreement.

Based on its review, the Board concluded that the nature, extent, and quality of services to be provided to the Fund under the Advisory Agreement should benefit the shareholders of the Fund.

Competitiveness of Management Fee and Total Expense Ratio

In reviewing the Advisory Agreement, the Board considered the Fund’s proposed management fee rate and the projected total expense ratio of Class I Common shares of the Fund. The Board noted that there is a limited number of public, unlisted competitors against which to assess the competitiveness of the Fund’s fees. Fidelity identified a small number of key competitor funds that are similar to the Fund. The Board noted that the Fund’s proposed management fee matches the contractual base management fee rate of the key competitors. The Board also noted that projected total expenses for Class I shares, a representative class of the Fund, are above those of its key competitors. The Board noted the difficulty in comparing total expense ratios across the key competitors due to varying incentive fees, interest expense on borrowed funds, operating expenses, and the extent of expense reimbursement. The Board noted that the Fund’s Advisory Agreement also includes an incentive fee that is charged based both on income and on realized capital gains, but, recognizing that the Fund is a new fund and therefore had no historical income or realized capital gains upon which to evaluate the effect of the incentive fee, noted that it would be able to evaluate the effects of the incentive fee in connection with future renewals of the Fund’s Advisory Agreement. The Board noted that the Fund is contractually limiting certain fund-level operating expenses to 0.70% (on an annualized basis) of the Fund’s NAV.

The Board also noted that FDS has contractually agreed to waive the management fee and income component of the incentive fee of the Fund for six months from the date the Fund breaks escrow.

Based on its review, the Board concluded that the Fund’s management fee and the projected total expense ratio of Class I shares of the Fund were reasonable in light of the services that the Fund and its shareholders will receive and the other factors considered.

Costs of the Services and Profitability

The Fund is a new fund and therefore no revenue, cost, or profitability data was available for the Board to review in respect of the Fund at the time it approved the Advisory Agreement. In connection with its future renewal of the Fund’s Advisory Agreement, the Board will consider the revenues earned and the expenses incurred by Fidelity in conducting the business of developing, marketing, distributing, managing, administering and servicing the Fund and servicing the Fund’s shareholders.

Economies of Scale

The Board will consider economies of scale when there is operating experience to permit assessment thereof. It noted that, notwithstanding the entrepreneurial risk associated with a new fund, the management fee was at a level normally associated, by comparison with competitors, with very high fund net assets, and Fidelity asserted to the Board that the level of the fee anticipated economies of scale at lower asset levels even before, if ever, economies of scale are achieved. The Board also noted that the Fund and its shareholders would have access to the very considerable number and variety of services available through Fidelity and its affiliates.

Based on its evaluation of all of the conclusions noted above, and after considering all factors it believed relevant, the Board concluded that the advisory fee arrangements are fair and reasonable, and that the Fund’s Advisory Agreement and Administration Agreement should be approved.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the fund operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund pays the Administrator a monthly fee of 0.02666% (0.32% on an annualized basis) of the Fund’s month-end net asset value and reimburses the Administrator for the costs and expenses of the Fund incurred by the Administrator. The fee paid to the Administrator is an expense paid out of the Fund’s net assets and is computed based on the value of the net assets of the Fund as of the close of business on the last business day of each month (including any assets in respect of Common Shares that are repurchased as of the end of the quarter).

From time to time, FDS, in its capacity as both the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or its affiliates under the Advisory Agreement or Administration Agreement, the Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

FDS (in its capacity as the Adviser and the Administrator) shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Fund in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that FDS (in its capacity as the Adviser and the Administrator) shall not be protected against any liability to the Fund or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, FDS (in its capacity as the Adviser and as the Administrator) and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with either of them (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of FDS’s services under the Advisory Agreement and FDS’s services under the Administration Agreement or otherwise as adviser or administrator for us. FDS (in its capacity as the Adviser and the Administrator) shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by FDS (in its capacity as the Adviser and the Administrator) in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where FDS (in its capacity as the Adviser and the Administrator) had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is FDS (in its capacity as the Adviser and the Administrator), an affiliate of FDS or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Payment of Our Expenses Under the Investment Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear the following costs and expenses of our operations, administration and transactions:

1.
investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement;
2.
the fee paid to the Administrator pursuant to the Administration Agreement; and
3.
other expenses of the Fund’s operations and transactions.

From time to time, FDS (in its capacity as the Adviser and the Administrator) or its affiliates may pay third-party providers of goods or services. We will reimburse FDS (in its capacity as the Adviser and as the Administrator) or such affiliates thereof for any such amounts paid on our behalf that are Fund expenses. From time to time, FDS (in its capacity as the Adviser and the Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of FDS (in its capacity as the Adviser and the Administrator) that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first 12 months commencing on the date of the Expense Support and Conditional Reimbursement Agreement, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, administration fees and other general and administrative expenses.

The Adviser may elect to pay, at such times as the Adviser determines, certain expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within 3 years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Fund’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 0.70% of the Fund’s net asset value. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Distributions

We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S, Class D and Class I on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares, a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we break escrow for our offering, and at the discretion of our Board, we intend to commence a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of our Common Shares on a national securities exchange.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Investment Valuation

The Fund values its investments, upon which its NAV is based, in accordance with Rule 2a-5 under the 1940 Act and FASB ASC 820, Fair Value Measurements, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. Pursuant to Rule 2a-5, the Board has designated the Fund’s Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a Fair Value Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the policies and procedures, which have been approved by the Board, the Fund attempts to obtain prices from one or more third party pricing service or brokers to value its investments. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Fund’s investments, will be fair valued in good faith by the Fair Value Committee, in accordance with the policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors.

The Fair Value Committee manages the Fund's fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on third-party pricing services to verify the fair value determinations of certain investments. The Fund’s Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Fund’s Adviser as valuation designee, relating to any or all Fund investments, at any time.

Valuation techniques used to value the Fund's investments by major category are as follows:

•
Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.
•
Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.
•
Swaps are valued using quotations or evaluated prices received from third party pricing services or recognized dealers.
•
Short-term securities with remaining maturities of sixty days or less for which market quotations and information furnished by a pricing service are not readily available may be valued at amortized cost, which approximates current value.
•
Investments in open-end investment companies, including the Fidelity Central Funds, are valued at their closing net asset value (NAV) each business day.
•
Securities, including private placements or other restricted securities, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security's underlying assets and liabilities.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Fund and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Fund, taking into consideration the Fund’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Direct Lending Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Fund’s investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Fidelity Diversifying Solutions LLC, 245 Summer Street, Boston, Massachusetts 02210.

Reporting Obligations and Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisers with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Fund intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Fund (a) at least 50% of the value of the Fund’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Fund’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Fund’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Fund controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in 3(b) above).

As a RIC, the Fund generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Fund intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Fund in October, November or December with a record date in such a month and paid by the Fund during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Fund failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Fund would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Fund could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Fund generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year from the date on which we break escrow for our offering. In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Fund qualifies as a RIC for each taxable year.

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Form 10-K, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face but do not represent the known material risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Relating to an Investment in the Fund

No Operating History. The Fund is a non-diversified, closed-end management investment company that elected to be regulated as a BDC with no operating history. As a result, prospective investors have no track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by FDS or its affiliates will be achieved for the Fund. Past performance should not be relied upon as an indication of future results. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Fund.

The Adviser and the portfolio managers have no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the portfolio managers in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the portfolio managers’ limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

Risk of Failure to Achieve Investment Objective. The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Fund. There is also no guarantee that the Adviser will be able to source attractive investments for the Fund within a reasonable period of time. There can be no assurance that the Fund will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments. The Fund may not be able to achieve its investment objective and investors may lose some or all of their invested capital. The failure by the Fund to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Fund and impair the Fund’s ability to achieve its investment objective.

Competition with Other Entities, Including Commercial Banks, Commercial Financing Companies, BDCs, Insurance Companies and Other Private Funds. Other entities compete with the Fund to make the types of investments that the Fund plans to make. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than the Fund will have and offer a wider array of financial services. There may be intense competition for investments of the type the Fund intends to make, and such competition may result in less favorable investment terms than might otherwise exist. The competitive pressures the Fund faces may have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

Risk of Dependence on Key Personnel of the Adviser. The Fund will depend on the diligence, skill, experience and network of business contacts of the Adviser’s portfolio management team. There can be no assurances that certain members of the team will continue to provide investment services to the Adviser. The loss of key personnel would limit the Fund’s ability to achieve its investment objective and operate as anticipated. None of the Fund, the Adviser or its affiliates maintains key person life insurance for any of its personnel.

Illiquid Investments and Restrictions on Withdrawal. An investment in the Fund is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated by our internal valuation processes to be equal to our net asset value per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load or asset prices have declined and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in our offering.

Fund Investors have No Right to Control the Fund’s Operations. The Fund is managed exclusively by the Adviser. Fund investors will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Fund, or any other decisions regarding the Fund’s business and affairs, except for limited circumstances. Specifically, Fund investors will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Fund or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Fund investors should expect to rely solely on the ability of the Adviser with respect to the Fund’s operations.

The Fund’s Assets are Subject to Recourse. The assets of the Fund, including any investments made by and any capital held by the Fund are available to satisfy all liabilities and other obligations of the Fund, as applicable. If the Fund becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Fund’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

No Assurance the Fund Will be Able to Obtain Leverage. The Fund will seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Fund will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Fund at any time or in connection with any particular investment. If indebtedness is available to the Fund, there can be no assurance that such indebtedness will be available in the desired amount or be on terms favorable to the Fund and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments or collateral, ability to borrow in currencies other than the U.S. dollar and Fund investor creditworthiness and composition. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Fund to fluctuate over the Fund’s life. Furthermore, the Fund may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Fund to leverage its investments may be collateralized by other assets of the Fund.

It is expected that the Fund will directly or indirectly incur indebtedness collateralized by the Fund’s assets. As a BDC, with certain limited exceptions, the Fund will only be permitted to borrow amounts such that the Fund’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If the Fund is unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize the Fund’s investments earlier than originally expected.

No Assurance of the Availability of Asset-Based Leverage. The Fund is expected to utilize asset-based leverage in acquiring investments on a deal-by-deal basis. However, there can be no assurance that the Fund will be able to obtain indebtedness with respect to any particular investment. If indebtedness is available in connection with a particular investment, there can be no assurance that such indebtedness will be on terms favorable to the Fund and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Fund to fluctuate over its life. For example, if leverage is obtained later in the Fund’s life, the Fund may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If the Fund is unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, the Fund may determine not to make the investment or may invest a different proportion of its available capital in such investment. This may affect the ability of the Fund to make investments, could adversely affect the returns of the Fund and may impair its ability to achieve its investment objective. In addition, the lender may impose certain diversification or other requirements in connection with asset-based leverage, and these restrictions are expected to impact the ability of the Fund to participate in certain investments or the amount of the Fund’s participation in certain investments.

Leverage Risk. The Fund will seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage is expected to be secured by the Fund’s assets. The greater the total leverage of the Fund relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Fund uses leverage may have other significant consequences to Fund investors, including, the following: (i) greater fluctuations in the net assets of the Fund; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Fund’s cash proceeds are required to meet principal payments, the Fund investors may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Fund may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Fund receives from such harvests may be significantly diminished as compared to the Fund’s expected return on such investments; (v) limitation on the Fund’s flexibility to make distributions to Fund investors or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, the Fund’s returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to the Fund may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. The cost associated with the use of leverage may not be recouped through investments or may significantly reduce the profitability of any investment. Certain types of loans require a fee payment irrespective if the credit facility is actually used and may require an annual fee to extend the facility. There can also be no assurance that the Fund will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Fund’s exposure to losses, including a potential loss of principal, as a result of which Fund investors could potentially lose all or a portion of their investments in the Fund, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that the Fund enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Fund.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions.

Although borrowings by the Fund have the potential to enhance overall returns that exceed the Fund’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings by the Fund may be secured by the shareholders’ investments as well as by the Fund’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

Obtaining a Rating from a Credit Rating Agency. The Fund may apply to a credit rating agency to rate the Fund and/or its assets in order to provide the Fund access to different sources of indebtedness or capital as well as to help meet the Fund’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating, the credit rating agency may review and analyze the Fund’s counterparties, FDS (in its capacity as the Adviser and Administrator), the investments and expected investments of the Fund, the legal structure of the Fund, the historical and current Fund investors and Fund performance data. There can be no assurance that the Fund will apply for such a rating, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Fund. In addition, when making investment decisions for the Fund (including establishing the Fund’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency’s rating of the Fund and tailor the Fund’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Fund, including its assets and its ability to acquire indebtedness.

Provisions in Our Declaration of Trust Could Make It More Difficult for a Potential Acquirer to Acquire Us. Our Amended and Restated Declaration of Trust (as amended or restated from time to time, the “Declaration of Trust”) contains provisions that could make it more difficult for a potential acquirer to acquire us by means of a tender offer, proxy contest or otherwise. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; our Board may, without shareholder action, amend our Declaration of Trust to increase the number of our Common Shares, of any class or series, that we will have authority to issue; and our Declaration of Trust provides that, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each. These provisions may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our common stock and could entrench management. In particular, a classified Board with three-year staggered terms could delay the ability of shareholders to change the membership of a majority of the Board.

Expedited Investment Decisions. Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Fund’s right of recourse against them in the event errors or omissions do occur.

Insurance Risk. FDS has purchased and expects to maintain an omnibus insurance policy which includes coverage in respect of the Fund, the Adviser and their affiliates, as well as other clients, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and its affiliates, as applicable, for events unrelated to the Fund). The premiums for such shared insurance policies generally would be borne by FDS and the clients covered by such policies, and such shared insurance policies are expected to have an overall cap on coverage for all the insured parties thereunder. To the extent an insurable event results in claims in excess of such cap, the Fund may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Fund experiences an insurable loss after such event, the Fund’s receipts from such insurance policy may also be diminished. Insurance policies covering the Fund, the premiums of which are paid in whole or in part by the Fund, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Fund may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Fund and which ultimately may not result in a financial award. In addition, the Adviser may cause the Fund to purchase and maintain insurance coverage that provides coverage to the Fund, certain Indemnified Parties, or the Adviser, in which case, the premiums would be borne by the Fund.

While FDS expects to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors it deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require FDS to take into consideration facts and circumstances that are subjective in nature. It is unlikely that FDS will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Fund.

Indemnification Risk. The Fund is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Amended and Restated Declaration of Trust of the Fund (as amended or restated from time to time, the “Declaration of Trust”) and the Bylaws of the Fund (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Fund’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Fund’s Declaration of Trust provides that the Fund shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee, controlling person or agent of the Fund, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Fund or its shareholders by reason of misconduct or negligence on the Adviser’s part in the performance of its duties. The Fund will also indemnify certain service providers, including the Administrator and the Fund’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Fund investors. The indemnification obligation of the Fund would be payable from the assets of the Fund. The application of the indemnification and exculpation standards may result in Fund investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Fund may bear significant financial losses even where such losses were caused by the negligence or other conduct of such Indemnified Parties.

Portfolio Valuation Risk. The Adviser, subject to the oversight of the Board, will determine the valuation of the Fund’s investments. It is expected that most of the Fund’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Fund investors.

In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Fund may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Fund may rely on third-party valuation services to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation services may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. Additionally, the Fund may also choose to discontinue the use of any third-party valuation services at any time, which could create a conflict of interest and impair the third-party valuation service’s independence. An inaccurate valuation of an investment could have a substantial impact on the Fund.

Due Diligence Risk. When conducting due diligence and making an assessment regarding a potential investment, the Adviser will be required to rely on resources available to it, including internal sources of information as well as information provided by existing and potential obligors, any equity sponsor(s), lenders and other independent sources. The due diligence process may at times rely on limited or incomplete information.

The Adviser will select investments for the Fund in part on the basis of publicly available information filed with various government regulators or information made directly available to the Adviser. Although the Adviser will evaluate all such information and data and seek independent corroboration when it considers it appropriate and reasonably available, the Adviser may not be in a position to confirm the completeness, genuineness or accuracy of such information and data. The Adviser is dependent upon the integrity of the management of the entities filing such information and of such companies and third parties providing such information, as well as the financial reporting process in general. The value of an investment made by the Fund may be affected by fraud, misrepresentation or omission on the part of a company or any related parties to such company, or by other parties to the investment (or any related collateral and security arrangements). Such fraud, misrepresentation or omission may adversely affect the value of the investment and/or the value of the collateral underlying the investment in question and may adversely affect the Fund’s ability to enforce its contractual rights relating to that investment or the relevant obligor’s ability to repay the principal or interest on the investment.

In addition, the Adviser may rely upon independent consultants or experts in connection with its evaluation of proposed investments. There can be no assurance that these consultants or experts will accurately evaluate such investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis in order to make it possible for the Fund to take advantage of short-lived investment opportunities. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. In addition, the financial information available to the Adviser may not be accurate or provided based upon accepted accounting methods. Accordingly, the Adviser cannot guarantee that the due diligence investigation it carries out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity which may have a material adverse effect on the performance of the Fund.

Non-Specified Investments and Discretion in Determining Use of Proceeds. The Adviser has not yet identified the potential investments that the Fund will acquire with the net proceeds of our offering, and the net proceeds of our offering will be used to finance or invest in companies that will not be meaningfully described to the shareholders prior to such investment. No assurance can be given as to when the Fund will fund any investments. Shareholders will not have an opportunity to evaluate the specific merits or risks of any prospective investment. As a result, shareholders will be dependent on the judgment of the Adviser in connection with the investment and management of the proceeds of our offering, including the selection of the investments. The Fund’s reliance on the Adviser is substantially increased in a “blind” investment offering such as this (i.e., specific investments have not been targeted), because the Fund will be totally reliant upon the Adviser to locate, evaluate and negotiate investments suitable for the Fund. The number of investments that the Fund makes, and diversification of its investments may be dependent on the amount of proceeds raised herein and will be reduced if less than the maximum amount of the offering is raised. There can be no guarantee that a sufficient number of investments will be available and that the Fund will therefore be able to invest all funds committed by the shareholders.

Compliance with Applicable Law. Although the Adviser will seek for it and the Fund to comply with all U.S. federal, state and local lending regulations and to obtain all required licenses, there is no assurance that the Adviser or the Fund will be able to obtain all required licenses or always be compliant or that there will not be allegations of non-compliance even if the Adviser and the Fund were or are fully compliant. Any violation of applicable law or failure to comply with regulatory requirements could result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, damages, fines, penalties, litigation costs, investigation costs and even restrictions on the ability of the Fund’s ability to conduct business.

Litigation Risk. The Adviser will act in good faith and use reasonable judgment in managing the Fund. It is impossible for the Adviser to foresee what allegations may be brought by a regulatory agency or a third party, and the Adviser will seek to avoid litigation, if, in the Adviser’s judgment, the circumstances warrant an alternative resolution. If an allegation is brought or litigation is commenced against the Fund, the Fund will incur legal fees and costs to respond to the allegations and to defend any resulting litigation, this could have an adverse effect on the Fund’s financial performance.

Possession of Material Non-Public Information, Limiting the Adviser’s Discretion. From time to time, the Adviser (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) and its affiliates receive material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers that the Adviser reviews or participates in, oftentimes unrelated to its management of the Fund. In such circumstances, the Fund may be prohibited, by law, contract or by virtue of the Adviser’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer. In order to prevent the portfolio managers of the Fund from receiving material, non-public information that may prevent them from being able to trade in investments in other accounts the portfolio managers manage, portfolio management personnel (including the portfolio managers, research analysts, and traders) may be subject to information barriers and prevented from accessing certain information regarding Fund investments to which investors are otherwise entitled, such as information about a borrower’s business prospects, financial situation and liquidity situation.

Systems and Operational Risks. The Fund depends on the Adviser to develop and implement appropriate systems for the Fund’s activities. The Fund also relies heavily and on a regular basis on financial, accounting and other data processing systems to evaluate investments, to monitor its portfolio and capital, and to generate risk management and other reports that are critical to oversight of the Fund’s activities. In addition, the Fund relies on information systems to store sensitive information about the Fund, the Adviser, their affiliates and the shareholders. Certain of the Fund’s and the Adviser’s activities will be dependent upon systems operated by third parties, including custodians, market counterparties and other service providers, and the Fund and the Adviser may not be in a position to adequately verify the risks or reliability of such third-party systems. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to data or securities price data errors, mathematical or statistical errors, or computer system implementation errors or other errors, omissions, imperfections and malfunctions, including those caused by computer “worms,” viruses and power failures. Failures in the systems employed by the Adviser, administrators, custodians, counterparties, exchanges and similar clearance and settlement facilities and other parties could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Disruptions in the Fund’s operations or breach of the Fund’s information systems may cause the Fund to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory penalties or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on the Fund and the shareholders’ investment therein.

Reliance on Data; Data Errors. The Adviser is highly reliant on the gathering, cleaning, culling and analysis of large amounts of data from third-party and other external sources. It is not possible or practicable, however, to factor all relevant, available data into economic forecasts or trading decisions. The Adviser will use its discretion to determine what data to gather with respect to any investment and what subset of that data the research models take into account to produce forecasts that may have an impact on ultimate investment decisions. In addition, it is inevitable that not all desired or relevant data will be available to, or processed by, the Adviser at all times. In these cases, the Adviser may continue to generate forecasts and make investment decisions based on the data available to it. In addition, the Adviser may determine that certain available data, while potentially useful in generating forecasts or making investment decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in these cases, the Adviser will not utilize the subject data. Investors should be aware that there is no guarantee that the data actually utilized in making investment decisions will be the most accurate data available or even free of errors. Investors should assume that the foregoing limitation and risks associated with gathering, cleaning, culling and analysis of large amounts of data from third party and other external sources are an inherent part of investing with an adviser such as the Adviser.

Risk Evaluation Models. The Adviser may develop proprietary risk evaluation models that seek to estimate risk based on numerous factors. These models may, for a variety of reasons, fail to accurately predict risk level, and correlations among, strategies and investments, including because of scarcity of historical data with respect to certain strategies and investments, erroneous underlying assumptions, and estimates for certain data, or other defects in inputs and the models, or because future events may not necessarily follow historical norms. In and of themselves, these risk evaluation models do not manage or reduce risk and, at most, provide certain assistance to the Adviser when determining a course of action.

Public Disclosure Obligations. The Fund, the Adviser or their respective affiliates, service providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Fund and the Fund investors, including investments held directly or indirectly by the Fund and the names and level of beneficial ownership of certain of the Fund investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Fund directly or indirectly invests, or (ii) any lenders, counterparty of, or service provider to, the Adviser or the Fund (and its subsidiaries). Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Fund, the Adviser or any of their affiliates, Service Providers (as defined below) or agents, may be prohibited from disclosing to any Fund investor that any such disclosure has been made.

Cybersecurity Risk. With the increased use of technologies such as the Internet and cloud computing to conduct business, the Fund is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Fund’s or the Adviser’s service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Fund’s ability to value its investments, impediments to trading, the inability of shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Similar adverse consequences could result from cyber incidents affecting counterparties with which the Fund engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Fund’s service providers have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Fund cannot control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its shareholders. The Fund and its shareholders could be negatively impacted as a result.

Technology Systems Risk. The Fund depends on the Adviser to develop and implement appropriate systems for its activities. The Fund may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Fund’s activities. In addition, certain of the Fund’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems. For example, the Fund and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Fund’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Fund to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

No Registration as an Investment Company. While the Fund is not registered as an investment company under the 1940 Act, it will be subject to regulation as a BDC under the 1940 Act and will be required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of the Fund’s registration statement or this Annual Report. Any representation to the contrary is a criminal offense.

Rights Against Third Parties, Including Third-Party Service Providers. The Fund is reliant on the performance of third-party service providers, including FDS (in its capacity as the Adviser and Administrator), auditors, legal advisers, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in the Fund’s registration statement. The Fund may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Fund. Each Fund investor’s contractual relationship in respect of its investment in Common Shares of the Fund is with the Fund only and Fund investors are not in contractual privity with the Service Providers. Therefore, generally, no Fund investor will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, Fund investors must generally rely upon the Adviser to enforce the Fund’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, Fund investors may have limited rights to enforce the Fund’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the Fund investors. In addition, Fund investors will have no right to participate in the day-to-day operation of the Fund and decisions regarding the selection of Service Providers. Rather, the Adviser will select the Fund’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the Fund investors. The Fund investors must therefore rely on the ability of the Adviser to select and compensate Service Providers and to make investments and manage and dispose of investments.

Lack of Diversification. The Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Fund assumes large positions in the securities of a small number of issuers, its net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Fund may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Fund’s asset diversification requirements as a RIC under the Code, the Fund does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. Although the Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Fund operates as a non-diversified investment company, it may be subject to greater risk.

During the period of time in which the Fund is deploying its initial capital, the Fund may make a limited number of investments. In addition, the Fund does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, the Fund may be more concentrated in an investment than originally anticipated. As a result, the Fund’s investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to the Fund and the aggregate returns realized by the Fund investors.

Consultation with Sourcing and Operating Partners Risk. In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Fund. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Fund or competitive with the Fund. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Adviser in a manner that conflicts with the interests of the Fund. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Adviser for any profits or income earned or derived from their activities or businesses or inform the Adviser of any business opportunity that may be appropriate for the Fund.

Timing of Realization of Investments. The Adviser, in its discretion, may seek to realize the Fund’s investments earlier than originally expected, which may be accomplished through one or more transactions, including transactions with another investment fund or account sponsored or managed by FDS or its affiliates, which will be for a price equal to the fair value of such investment. The value of a security in a transaction between the Fund and an account sponsored or managed by FDS or its affiliates, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation services. The Adviser may seek such realizations in order to support the Fund’s target risk/return profile with respect to the Fund’s unrealized investments, taking into account factors such as, but not limited to, the Fund’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

Risks Relating to the Use of Proceeds. While the Fund generally intends to make all distributions of net proceeds in accordance with “Use of Proceeds,” the amount and timing of distributions from the Fund to the Fund investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Fund (i) to be used to satisfy, or establish reserves for, the Fund’s current or anticipated obligations (including management fees, incentive fees and any other expenses) or (ii) for reinvestment of the cost basis of an investment. Accordingly, there can be no assurance as to the timing and amount of distributions from the Fund.

Risk of Electronic Delivery of Certain Documents. Shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Fund investors by the Fund, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Fund investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “Technology Systems Risk” and “Cybersecurity Risk” above.

Risks Relating to Handling of Mail. Mail addressed to the Fund and received at its registered office will be forwarded unopened to the forwarding address supplied by the Fund to be processed. None of the Fund, the Adviser or any of their trustees, officers, advisers or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

General Credit Risks. The Fund may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Fund’s investments. In the event of foreclosure, the Fund or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Fund. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Fund. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Fund’s rights.

Volatility of Investment Prices. The prices of the Fund’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Fund’s returns.

Syndication and/or Transfer of Investments Risk. The Fund, directly or through the use of one or more subsidiary investment vehicles, may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). The Fund may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Fund may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Adviser or any of its affiliates or to other third party investment firms. In such instances, the Fund will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Fund will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Fund owning a greater interest therein than anticipated.

Raising Additional Capital. The Fund may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of our offering. Unfavorable economic conditions could increase the Fund’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Fund’s ability to grow. In addition, the Fund is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Fund’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

Counterparty Risks. To the extent that contracts for investment will be entered into between the Fund and a market counterparty as principal (and not as agent), the Fund is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Fund. The Fund may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Fund’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Fund’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Fund will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Fund is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Fund intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Fund will not sustain a loss on a transaction as a result.

Return of Distributions to Satisfy Unpaid Debts of the Fund. Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Fund to satisfy unpaid debts of the Fund that were in existence at the time the distributions were made.

Changes in the Fund’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval. The Fund’s Board has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Fund also cannot be dissolved without prior investor approval. The Fund cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. Nevertheless, the effects may adversely affect the Fund’s business and impact its ability to make distributions.

Changes to the Fund’s Declaration of Trust Without Prior Investor Approval. Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Allocation of Investment Opportunities and Related Conflicts. The Fund generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities is an affiliate of the Fund for purposes of the 1940 Act, and the Fund generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Fund’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the

Fund’s voting securities, the Fund will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Fund’s ability to transact business with the Fund’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Fund and other funds managed by the Adviser or its affiliates. Most importantly, the Fund generally is prohibited from co-investing with certain other accounts or affiliates of the Adviser in Fidelity-originated loans and financings unless the Fund co-invests in accordance with the applicable regulatory guidance or an exemptive order it has received from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Fund and other accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Fund. In particular, the decision by the Adviser to allocate an opportunity to one or more other accounts or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Fund to forgo an investment opportunity that it otherwise would have made. Similarly, the Fund generally may be limited in its ability to invest in an issuer in which another account or affiliate of the Adviser had previously invested. The Fund may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Fund has invested with other accounts or affiliates of the Adviser at times that the Fund may not consider advantageous.

Distributions Risk. The Fund intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Fund is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Fund violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Fund’s Board and will depend on the Fund’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Fund pays to investors in a year may exceed the Fund’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Fund and the information about the specific tax characteristics of the Fund’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Fund’s net ordinary income or capital gains.

Repurchase Program Risk. Our Board may not adopt a share repurchase program, and if such a program is adopted, may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

Timing of Repurchase May be Disadvantageous. In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Pandemics and Natural Disasters Risk. Widespread disease, including the recent outbreak of COVID-19 as well as other pandemics and epidemics, and natural or environmental disasters, such as earthquakes, droughts, fires, floods, hurricanes, tsunamis and climate-related phenomena generally, have been and can be highly disruptive to economies and markets, adversely impacting individual companies, sectors, industries, markets, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. Economies and financial markets throughout the world have become increasingly interconnected, which increases the likelihood that events or conditions in one region or country will adversely affect markets or issuers in other regions or countries, including the United States. Additionally, market disruptions may result in increased market volatility; regulatory trading halts; closure of domestic or foreign exchanges, markets, or governments; or market participants operating pursuant to business continuity plans for indeterminate periods of time. Further, market disruptions can (i) prevent the Fund from executing advantageous investment decisions in a timely manner, (ii) negatively impact the Fund’s ability to achieve its investment objective, as well as the operations of the Fund and the Adviser, and (iii) may exacerbate the risks discussed elsewhere in this Form 10-K, including political, social, and economic risks.

Risks Relating to the Fund’s Investments

Our investments may be risky and, subject to compliance with our 80% test and the 70% test for Qualifying Assets under the requirements for BDCs, there is no limit on the amount of any such investments in which we may invest.

Risks Associated with Portfolio Companies.

•
General Risks. A fundamental risk associated with the Fund’s investment strategy is that the companies in whose debt the Fund invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.
•
Highly Leveraged Portfolio Companies. Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to stockholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Fund’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Fund’s investment in such portfolio company could be significantly reduced or even eliminated.

•
Issuer/Borrower Fraud. Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Fund or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Fund or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable but cannot guarantee such accuracy or completeness.
•
Reliance on Company Management. The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management team. However, the Fund generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Fund to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Fund is subject to the risk that a borrower in which it invests may make business decisions with which the Fund disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Fund. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Fund to other entities that will be given a mandate to make certain investments consistent with the Fund’s investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

•
Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Fund are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. See also “Risk Arising from Provision of Managerial Assistance; Control Person Liability” below.
•
No Readily Determinable Valuation. The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures. This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Fund’s assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. The Fund expects to retain the services of one or more independent service providers to review the valuation of the Fund’s investments in loans. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund’s net asset value could be adversely affected if determinations regarding the fair value of the Fund’s investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.
•
Follow-On Investments in Portfolio Companies. Following an initial investment in a portfolio company, the Fund may make additional investments in that portfolio company as “follow-on” investments, in order to:
•
increase or maintain in whole or in part the Fund’s equity ownership percentage;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing;
•
attempt to preserve or enhance the value of the Fund’s investment; or
•
invest in various growth or merger and acquisition related initiatives.

The Fund may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Fund has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Fund’s initial investment, or may result in a missed opportunity for the Fund to increase its participation in a successful operation. Even if the Fund has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

•
Equity Interests in Portfolio Companies. The Fund does not generally intend to take controlling equity positions in the Fund’s portfolio companies. To the extent that the Fund does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity for the debt and equity investments that the Fund typically holds in portfolio companies, the Fund may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.

•
Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Fund holds and the value of any equity securities the Fund owns. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
•
Third Party Litigation. The Fund’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Fund exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct or gross negligence by the Adviser, be borne by the Fund (to the extent not borne by the portfolio companies) and would reduce net assets or could require Fund investors to return to the Fund distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

Nature of Investments Risk. The Adviser will have broad discretion in making investments for the Fund. There can be no assurance that the Adviser will correctly evaluate the nature or magnitude of the various factors that could affect the value of and return on the Fund’s investments. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Fund’s activities and the value of its investments. These factors and others may significantly affect the results of the Fund’s activities and the value of its investments.

An investment in the Fund is suitable only for those investors willing to risk losing some or all of their principal investment and who have the experience and ability to evaluate the risks and merits of an investment in the Fund. Potential investors should consult with their investment advisers, attorneys and accountants prior to investing in the Fund. The following is a description of certain factors which, along with the information discussed in this Form 10-K and such other matters as may be material to an investment in the Fund, should be considered by prospective investors in the Fund.

Provision of Managerial Assistance and Control Person Liability. The Fund may obtain rights to participate in the governance of certain of the Fund’s portfolio companies. In such instances, the Fund typically will designate representatives to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Fund to claims by a portfolio company, its security holders and its creditors, including claims that the Fund is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Fund might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Fund if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Fund to claims that it has interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Fund in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Fund and the Fund investors.

Adverse Developments in the Debt Capital Markets. Recent market and economic conditions have been unprecedented and challenging. Continued concerns about the systemic impact of inflation, energy costs, the pandemic, geopolitical issues, the availability and cost of credit, sovereign debt levels, the mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels. The factors described above have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Fund may wish to utilize. Such conditions could reduce the availability of leverage to the Fund, its investments, and potential purchasers of the Fund’s investments or make such leverage more expensive to obtain, thereby adversely affecting the performance of the Fund.

Market Risk. The success of the Fund’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Fund’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations).

These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Fund’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Fund’s profitability or result in losses. The Fund may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Fund will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser.

Temporary Investments; Use of Cash and Cash Equivalents Risk. Pending investment in other types of Qualifying Assets (including directly originated loans and broadly syndicated loans, as described herein), the Fund’s investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be Qualifying Assets. Generally, these securities offer less potential for gains than other types of securities.

Warehouse Investments Risk. The Fund may not be able to consummate or realize the anticipated benefits from the Warehouse Investments (as defined herein). Under the Warehouse Investments, the Fund has agreed to purchase assets from the Financing Provider (as defined herein) at prices based on cost plus adjustments or fees designed to compensate the Financing Providers for holding the assets before the Fund purchases them from the Financing Provider. As a result, the Fund will pay additional costs in connection with acquiring assets through the Warehouse Investments compared to purchasing them directly.

Purchases of assets from the Financing Provider would be at prices determined under the Warehouse Investments regardless of the assets’ market prices at the time of acquisition. As a result, the Fund may pay more or less than the current market value of such assets when it acquires them. The Fund may purchase such assets even if they are in default.

The Fund may not be able to raise sufficient funds to purchase all of the assets in the Warehouse Investments. If the Fund purchases some of the assets in a Warehouse Investment, it will impose on itself a requirement to purchase all of the assets in the Warehouse Investment, and the Fund will treat its forward obligation to purchase the remaining assets as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. Even if the Fund has sufficient funds to purchase the assets under the Warehouse Investments, the Fund may not have sufficient funds to make other investments. The Fund may also borrow to obtain funds necessary to purchase assets under the investments. See “Item 1. Business – Investment Selection – Warehouse Investments.”

Exposure to Foreign Markets Risk. While the Fund does not expect to invest in securities of issuers located in foreign markets as a principal investment strategy, it may invest in such securities if the Adviser believes it is advantageous to do so. Foreign securities, foreign currencies, and securities issued by U.S. entities with substantial foreign operations may involve significant risks in addition to the risks inherent in U.S. investments. Investments in securities and instruments in emerging and developing markets could involve substantial risks not typically associated with investing in more established markets, including, without limitation, those set forth below under “Non-U.S. Securities.”

Foreign investments involve risks relating to local political, economic, regulatory, or social instability, military action or unrest, or adverse diplomatic developments, and may be affected by actions of foreign governments adverse to the interests of U.S. investors. Such actions may include expropriation or nationalization of assets, confiscatory taxation, restrictions on U.S. investment or on the ability to repatriate assets or convert currency into U.S. dollars, or other government intervention. From time to time, the Adviser and/or its affiliates may determine that, as a result of regulatory requirements that may apply to it and/or its affiliates due to investments in a particular country, investments in the securities of issuers domiciled or listed on trading markets in that country above certain thresholds (which may apply at the account level or in the aggregate across all accounts managed by the Adviser and/or its affiliates) may be impractical or undesirable. In such instances, the Adviser may limit or exclude investment in a particular issuer, and investment flexibility may be restricted. Additionally, governmental issuers of foreign debt securities may be unwilling to pay interest and repay principal when due and may require that the conditions for payment be renegotiated. There is no assurance that the Adviser will be able to anticipate these potential events or counter their effects. In addition, the value of securities denominated in foreign currencies and of dividends and interest paid with respect to such securities will fluctuate based on the relative strength of the U.S. dollar.

Foreign security trading, settlement and custodial practices (including those involving securities settlement where fund assets may be released prior to receipt of payment) are often less developed than those in U.S. markets and may result in increased investment or valuation risk or substantial delays in the event of a failed trade or the insolvency of, or breach of duty by, a foreign broker-dealer, securities depository, or foreign sub-custodian. In addition, the costs associated with foreign investments, including withholding taxes, brokerage commissions, and custodial costs, are generally higher than with U.S. investments.

Foreign markets may offer less protection to investors than U.S. markets and tend to be less regulated. Foreign issuers are generally not bound by uniform accounting, auditing, and financial reporting requirements and standards of practice comparable to those applicable to U.S. issuers. Adequate public information on foreign issuers may not be available, and it may be difficult to secure dividends and information regarding corporate actions on a timely basis. In general, there is less overall governmental supervision and regulation of securities exchanges, brokers, and listed companies than in the United States. Regulatory enforcement may be influenced by economic or political concerns, and investors may have difficulty enforcing their legal rights in foreign countries.

Some foreign securities impose restrictions on transfer within the United States or to U.S. persons. Although securities subject to such transfer restrictions may be marketable abroad, they may be less liquid than foreign securities of the same class that are not subject to such restrictions.

The risks of foreign investing may be magnified for investments in emerging markets. Security prices in emerging markets can be significantly more volatile than those in more developed markets, reflecting the greater uncertainties of investing in less established markets and economies. In particular, countries with emerging markets may have relatively unstable governments, may present the risks of nationalization of businesses, restrictions on foreign ownership and prohibitions on the repatriation of assets, and may have less protection of property rights than more developed countries. The economies of countries with emerging markets may be based on only a few industries, may be highly vulnerable to changes in local or global trade conditions, and may suffer from extreme and volatile debt burdens or inflation rates. Local securities markets may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of holdings difficult or impossible at times.

Brexit. The United Kingdom (the “UK”) ceased to be a member of the EU with effect from 11:00 p.m. (GMT) on January 31, 2020 (such departure from the EU, “Brexit”). On December 24, 2020, a trade agreement was concluded between the EU and the United Kingdom (the “TCA”), which has applied provisionally after the end of the transition period ending on December 31, 2020. The TCA formally took effect on May 1, 2021 and now governs the relationship between the UK and EU.

Although the TCA covers many issues such as economic partnership, free trade, law enforcement and judicial co-operation and governance, the TCA itself is silent on items such as financial services equivalence and data protection adequacy. As such, there remains uncertainty as to the scope, nature and terms of the relationship between the UK and the EU and the effect and implications of the TCA. The actual and potential consequences of Brexit, and the associated uncertainty, have adversely affected, and for the foreseeable future are likely to continue to adversely affect, economic and market conditions in the UK, in the EU and its member states and elsewhere, and may also contribute to uncertainty and instability in global financial markets. This uncertainty may, at any stage, adversely affect the Fund and its and/or the Adviser. There may be detrimental implications for the value of the Fund’s investments and/or its ability to implement its investment program.

Credit Risk. Performance may be affected by the default or perceived credit impairment of the Fund’s investments and by general or sector specific credit spread widening. Credit risks associated with the Fund’s investments include (among others): (i) the possibility that earnings of the obligor may be insufficient to meet its debt service obligations; (ii) the obligor’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of the obligor during periods of rising interest rates and economic downturn. An economic downturn and/or rising interest rates could severely disrupt the market for the investments and adversely affect the value of the Fund’s investments and the ability of the obligors thereof to repay principal and interest. In turn, this could have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Common Shares. In the event of a default by a borrower, the Fund will bear a risk of loss of principal and accrued interest on that investment. Any such investment may become defaulted for a variety of reasons, including non-payment of principal or interest, as well as breaches of contractual covenants. A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and/or changes to its terms and conditions. Any such process may be extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investments. In addition, significant costs might be imposed on the lender, further affecting the value of the investment. The liquidity in such defaulted investment may also be limited and, where a defaulted investment is sold, it is unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest owed on that investment. This would have a material adverse effect on the value of the Fund’s portfolio, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Common Shares. In the case of secured loans, restructuring can be an expensive and lengthy process which could have a material negative effect on the Fund’s anticipated return on the restructured loan. By way of example, it would not be unusual for any costs of enforcement to be paid out in full before the repayment of interest and principal. This would substantially reduce the Fund’s anticipated return on the restructured loan.

Insolvency of Issuers, Counterparties, and Intermediaries. Issuers of securities held by the Fund or counterparties to Fund transactions that become insolvent or declare bankruptcy can pose special investment risks. In each circumstance, risk of loss, valuation uncertainty, increased illiquidity, and other unpredictable occurrences may negatively impact an investment. Each of these risks may be amplified in foreign markets, where security trading, settlement, and custodial practices can be less developed than those in the U.S. markets, and bankruptcy laws differ from those of the U.S.

Forming CLOs Risk. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The collateral manager for a CLO that we create may be the Fund, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as collateral manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Fund serves as collateral manager, the Fund will receive no fees for providing such collateral management services.

Non-Recourse Obligations Risk. The Fund may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, the Fund, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

Covenant-Lite Loans Risk. Although the Fund generally expects the transaction documentation of some portion of the Fund’s investments to include covenants and other structural protections, a portion of the Fund’s investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Fund to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Fund’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

Debt Guaranteed by a Subsidiary of the Issuer Risk. The Fund may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Fund may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over the claims of the Fund under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Fund would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct the Fund to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

Loans with Limited Amortization Requirements Risk. The Fund may invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Fund when they come due at their final stated maturity.

Risks Related to Changes in Interest Rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the ability of the Fund to control or to forecast. Debt securities have varying levels of sensitivity to changes in interest rates. When the Fund chooses to borrow money to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invest those funds. As a result, the Fund can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income in the event the Fund uses debt to finance its investments. In periods of rising interest rates, the Fund’s cost of funds would increase, which could reduce its net investment income. The Fund may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to the Fund’s debt investments.

Changes in LIBOR Risk. Certain London Interbank Offered Rates (“LIBORs”) were generally phased out by the end of 2021, and some regulated entities have ceased to enter into new LIBOR-based contracts beginning January 1, 2022. However, it is expected that the most widely used tenors of USD LIBOR may continue to be provided on a representative basis until mid-2023. As such, the potential effect of a transition away from LIBOR on the Fund or the LIBOR-based instruments in which the Fund invests cannot yet be determined. The transition process away from LIBOR may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition process may also result in a reduction in the value of certain instruments held by the Fund or reduce the effectiveness of related Fund transactions, such as hedges. Any potential effects of the transition away from LIBOR on the Fund or on financial instruments in which the Fund invests, as well as other unforeseen effects, could result in losses to the Fund. Since the usefulness of LIBOR as a benchmark or reference rate could deteriorate during the transition period, these effects could occur prior to and/or subsequent to mid-2023.

Prepayment Risks. The terms of loans in which the Fund invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Fund earlier than expected. This may happen when there is a decline in interest rates, an improvement in the credit market conditions, or the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Fund’s investments may be affected by the rate of prepayments differing from the Adviser’s expectations. To the extent early prepayments increase, they may have a material adverse effect on the Fund’s investment objective and profits. In addition, if the Fund is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by the Fund will decline as compared to the Adviser’s expectations.

Credit Markets Risk. Conditions in the credit markets may have a significant impact on the business of the Fund. The credit markets in the United States have experienced a variety of difficulties and changed economic conditions in recent years that have adversely affected the performance and market value of many securities and financial instruments. There can be no assurance that the Fund will not suffer material adverse effects from broad and rapid changes in market conditions in the future. Among other things, the level of investment opportunities may decline from the Adviser’s current expectations. As a result, fewer investment opportunities may be available to the Fund, although if credit markets remain constrained, the Fund may have the opportunity to take larger positions in potential transactions. One possible consequence is that the Fund may take a larger than anticipated period to invest capital, as a result of which, at least for some period of time, the Fund may be relatively concentrated in a limited number of investments. Consequently, during this period, the returns realized by the shareholders may be substantially adversely affected by the unfavorable performance of a small number of these investments.

Furthermore, market conditions may unfavorably impact the Fund’s ability to secure leverage on terms as favorable as more established borrowers in the market, or to obtain any leverage on commercially feasible terms. To the extent the Fund is able to secure financing for investments, increases in interest rates or in the risk spread demanded by financing sources would make the partial financing of investments with indebtedness more expensive and could limit the Fund’s ability to structure and consummate its investments. Although the Adviser believes that the continued unfolding of the credit cycle will result in attractive investment opportunities, it may not be able to time its investments correctly, which could result in further depreciation in values. Furthermore, market conditions could deteriorate further, and the Fund may be limited in its ability to realize investments already made by the Fund due to difficulties in buyers’ ability to obtain financing on favorable terms, or to secure financing at all.

Convertible Securities Risk. The Fund may invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Fund. The debt characteristic of convertible securities also exposes the Fund to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Fund’s ability to achieve its investment objective. The Fund’s exposure to these risks may be unhedged or only partially hedged.

Structured Credit Instruments Risk. The Fund may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Fund seeks to sell its interest in a structured security.

Derivative Investments Risk. The Fund may invest in derivative instruments or “derivatives” that include TRS and other swaps, futures, options, structured securities and other instruments and contracts that are derived from, or the value of which is related to, one or more underlying securities, financial benchmarks, currencies or indices. Derivatives allow an investor to hedge or speculate upon the price movements of a particular security, financial benchmark currency or index at a fraction of the cost of investing in the underlying asset. The value of a derivative depends largely upon price movements in the underlying asset. Therefore, many of the risks applicable to trading the underlying asset are also applicable to derivatives of such asset. However, there are a number of other risks associated with derivatives trading. For example, because many derivatives are leveraged, and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may expose the Fund to the possibility of a loss exceeding the original amount invested. Derivatives may also expose investors to liquidity risk, as there may not be a liquid market within which to close or dispose of outstanding derivatives contracts.

All derivative instruments involve risks that are in addition to, and potentially greater than the risks of investing directly in securities and other more traditional assets, including:

•
Management Risks. Derivative products are specialized instruments that require investment techniques and risk analyses different from those associated with equities and fixed income securities. The use of a derivative requires an understanding not only of the underlying instrument but also of the derivative itself. In particular, the use and complexity of derivatives require the maintenance of adequate controls to monitor the transactions entered into and the ability to assess the risk that a derivative adds to the Fund’s portfolio.
•
Counterparty Risks. This is the risk that a loss may be sustained by the Fund as a result of the failure of the other party to a derivative (usually referred to as a “counterparty”) to comply with the terms of the derivative contract. The credit risk for exchange-traded derivatives is generally less than for over-the-counter (“OTC”) derivatives, since the clearinghouse, which is the issuer or counterparty to each exchange-traded or cleared derivative transaction is the counterparty to the derivative transaction. The Fund may post or receive collateral related to changes in the market value of a derivative. The Fund also may invest in derivatives that (i) do not require the counterparty to post collateral, (ii) require collateral but that do not provide for the Fund’s security interest in it to be perfected, (iii) require significant upfront deposits unrelated to the derivatives’ intrinsic value, or (iv) do not require that collateral be regularly marked-to-market. When a counterparty’s obligations are not fully secured by collateral, the Fund runs the risk of having limited recourse if the counterparty defaults.
•
Documentation Risks. Many derivative instruments also have documentation risk. Because the contract for each OTC derivative transaction is individually negotiated, the counterparty may interpret contractual terms (e.g., the definition of default) differently than the Fund, and if it does, the Fund may decide not to pursue its claims against the counterparty to avoid incurring the cost and unpredictability of legal proceedings. The Fund, therefore, may be unable to obtain payments the Adviser believes are owed to the Fund under derivative instruments or those payments may be delayed or made only after the Fund has incurred the costs of litigation.
•
Liquidity Risks. If a derivative transaction is particularly large or if the relevant market is illiquid (as is the case with many OTC derivatives), it may not be possible to initiate a transaction or liquidate a position at an advantageous price. Less liquid derivative instruments also may fall more in price than other securities during market falls. During periods of market disruptions, the Fund may have a greater need for cash to provide collateral for large swings in the mark-to-market obligations arising under the derivative instruments used by the Fund. These risks may be further exacerbated by requirements under rules issued pursuant to recently enacted financial reform legislation.
•
Leverage Risks. Because many derivatives have a leverage component (i.e., a notional value in excess of the assets needed to establish or maintain the derivative position), adverse changes in the value or level of the underlying asset, rate or index can result in a loss substantially greater than the amount invested in the derivative itself. Certain derivatives have the potential for unlimited loss, regardless of the size of the initial investment.
•
Tax Uncertainties. The taxation of derivatives, including credit default swaps, TRS and other transactions in which the Fund may participate, is subject to uncertainties. Such transactions may become subject to new laws and regulations, possibly with retroactive effect, as well as differing interpretations of existing law and regulations by the relevant taxing authorities. There can be no assurance that such changes in law or interpretation will not have a material adverse effect on the Fund.
•
Other Risks. Other risks in using derivatives include the risk of mispricing or incorrect valuation of derivatives. Many derivatives, in particular OTC derivatives, are complex and their valuation often requires modeling and judgment, which increases the risk of mispricing or incorrect valuation. The pricing models used may not produce valuations that are consistent with the values the Fund realizes when it closes or sells an OTC derivative. Valuation risk is more pronounced when the Fund enters into OTC derivatives with specialized terms because the market value of those derivatives in some cases is determined in part by reference to similar derivatives with more standardized terms. Incorrect valuations may result in increased cash payment requirements to counterparties, over- and/or under- collateralization, and/or errors in calculation of the Fund’s net asset value.

The Fund’s use of derivatives may not be effective or have the desired result. Derivatives involve the risk that changes in their value may not move as expected relative to the value of the assets, rates or indices they are designed to track. The risk may be more pronounced when outstanding notional amounts in the market exceed the amounts of the referenced assets. For example, the Fund’s use of reverse repurchase agreements subjects it to interest costs based on the difference between the sale and repurchase price of the securities involved. Derivatives are also subject to currency and other risks. Moreover, suitable derivatives may not be available in all circumstances. For example, the economic costs of taking some derivatives positions may be prohibitive. In addition, the Adviser may decide not to use derivatives to hedge or otherwise reduce the Fund’s risk exposures, potentially resulting in losses for the Fund.

Counterparties to derivatives contracts may have the right to terminate such contracts if the Fund’s net asset value declines below a certain level over a specified period of time. The exercise of such a right by the counterparty could have a material adverse effect on the Fund’s operations.

In late October 2020, the SEC adopted Rule 18f-4 related to the use of derivatives and certain other transactions that rescinded and withdrew the guidance of the SEC and the SEC staff regarding asset segregation and coverage. Under Rule 18f-4, the Fund will need to trade derivatives and other transactions that potentially create senior securities (except reverse repurchase agreements) subject to a value-at-risk (“VaR”) leverage limit, certain other testing and derivatives risk management program requirements and requirements related to board reporting. These requirements apply unless the Fund qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Reverse repurchase agreements are subject to the current asset coverage requirements, and a fund trading reverse repurchase agreements need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the fund’s asset coverage ratio (unless the fund determines to treat such agreements and transactions as derivatives for all purposes under the rule). Reverse repurchase agreements are not included in the calculation of whether the Fund is a limited derivatives user (unless the Fund determines to treat such agreements and transactions as derivatives for all purposes under the rule), but if the Fund is subject to the VaR testing, reverse repurchase agreements and similar financing transactions are included for purposes of such testing. These requirements may limit the Fund’s ability to use derivatives and reverse repurchase agreements and similar financing transactions as part of the Fund’s investment strategies. These requirements may increase the cost of the Fund’s investments and cost of doing business, which could adversely affect investors.

Illiquidity of Fund Investments Risk. The market value of the Fund’s investments will fluctuate with, among other things, changes in market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets and the financial condition of the issuers of the Fund’s investments. In addition, the lack of an established, liquid secondary market for some investments may have an adverse effect on the market value of those investments and on the Adviser’s ability to dispose of them. Therefore, no assurance can be given that, if the Adviser decides to dispose of a particular investment, it will be able to dispose of such investment at the prevailing market price.

Default Risk. Defaults by the Fund’s investments will harm the Fund’s operating results. An investment’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize an investment’s ability to meet its obligations under the debt or equity securities that the Fund holds. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting investment.

Distressed and Highly Leveraged Companies Risk. The Fund may make investments in restructurings that involve, or otherwise invest in the debt securities of, investments that are experiencing, or are expected to experience, severe financial difficulties. These severe financial difficulties may never be overcome and may cause such investments to become subject to bankruptcy proceedings. As such, these investments could subject the Fund to certain additional potential liabilities that may exceed the value of the Fund’s original investment. Under certain circumstances, payments to the Fund may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or a similar transaction under the applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.

The Fund may also invest in highly leveraged companies. Investment in leveraged companies involves a number of significant risks. Leveraged companies in which the Fund invests may have limited financial resources and may be unable to meet their obligations under their debt securities that the Fund holds. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund’s realizing any guarantees that the Fund may have obtained in connection with the Fund’s investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Bankruptcy Proceedings Risk. The Fund may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, the Fund’s influence with respect to the class of securities or other obligations the Fund owns may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Depending on the facts and circumstances of the Fund’s investments and the extent of the Fund’s involvement in the management of an investment, upon the bankruptcy of an investment, a bankruptcy court may recharacterize the Fund’s debt investments as equity interests and subordinate all or a portion of the Fund’s claim to that of other creditors. This could occur even though the Fund may have structured the Fund’s investment as senior debt.

Exit Financing Risk. The Fund may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Fund could experience a loss.

Bankruptcy Involving Non-U.S. Companies Risk. Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks. Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

Investments in Special Situations Risk. The Fund’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Fund.

Creditors’ Committee and/or Board Participation Risk. In connection with some of the investments, the Fund may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Fund from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Fund will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Fund, it may resign from that committee or group, and the Fund may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Fund or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Fund may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Fund to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor. The Fund will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Fund will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

High Yield Securities Risk. The Fund may make investments in “high yield” debt and preferred securities which are rated lower than investment grade by the various credit rating agencies (or in comparable non-rated securities as determined by the Adviser). Securities that are rated lower than investment grade are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated securities, the yields and prices of such securities may tend to fluctuate more than those for higher-rated securities. The market for lower-rated securities is thinner and less active than that for higher-rated securities, which can adversely affect the prices at which these securities can be sold. In addition, adverse publicity and investor perceptions about lower-rated securities, whether or not based on fundamental analysis, may be a contributing factor in a decrease in the value and liquidity of such lower-rated securities.

The Fund may invest in debt of issuers that have defaulted or are anticipated to default. Issuers in this situation frequently resort to bankruptcy and other litigation to effect debt restructuring on attractive terms. Such actions may require the Fund to spend material amounts on legal and other litigation costs. During such litigation the Fund may not be able to affect the operation and management of the real estate collateral, and its value may suffer as a result of loss of tenants, failure to make capital improvements or undertake required maintenance. Bankruptcy and other insolvency proceedings are highly complex and may result in undesirable outcomes, such as the return of payments characterized as a “preference,” the invalidation of debt as a result of a deemed fraudulent conveyance and the recharacterization or equitable subordination of debt. There can be no assurance that the Fund will obtain favorable results in bankruptcy or insolvency proceedings.

Securities that are rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services are often referred to in the financial press as “junk bonds” and may include securities of issuers in default. “Junk bonds” are considered by the rating agencies to be predominately speculative and may involve major risk exposures such as: (i)

vulnerability to economic downturns and changes in interest rates; (ii) sensitivity to adverse economic changes and corporate developments; (iii) redemption or call provisions which may be exercised at inopportune times; and (iv) difficulty in accurately valuing or disposing of such securities.

Investment in Private and Middle-Market Investments Risk. The Fund will make investments in private and middle-market companies, which involve a number of significant risks. Generally, little public information exists about these companies, and the Fund relies on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Fund may lose money on the Fund’s investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that the Fund holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund’s realizing any guarantees the Fund may have obtained in connection with the Fund’s investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the Fund’s investment and, in turn, on the Fund. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Fund’s executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Fund’s investments.

Senior Debt Risk. The Fund’s investments may incur debt that ranks equally with, or senior to, the Fund’s investments in such companies and such investments may not generate sufficient cash flow to service their debt obligations to the Fund. The Fund may invest a portion of the Fund’s capital in second lien and subordinated loans issued by the Fund’s investments. The Fund’s investments may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which the Fund invests. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If the Fund makes a subordinated investment in an investment, the investment may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which the Fund is entitled to receive payments in respect of the securities in which the Fund invests. These debt instruments would usually prohibit the investments from paying interest on or repaying the Fund’s investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an investment, holders of securities ranking senior to the Fund’s investment in that investment would typically be entitled to receive payment in full before the Fund receives any distribution in respect of the Fund’s investment. After repaying senior creditors, the investment may not have any remaining assets to use for repaying its obligation to the Fund where the Fund is a junior creditor. In the case of debt ranking equally with debt securities in which the Fund invests, the Fund would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investment.

Additionally, certain loans that the Fund makes to investments may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the investment’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the investment under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before the Fund. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. The Fund can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the investment’s remaining assets, if any.

The Fund may make unsecured loans, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on an investment’s collateral, if any, will secure the investment’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the investment under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before the Fund. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. The Fund can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy the Fund’s unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the Fund’s unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the investment’s remaining assets, if any.

The rights the Fund may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, the Fund makes to the Fund’s investments may also be limited pursuant to the terms of one or more intercreditor agreements that the Fund enters into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
releases of liens on the collateral; and
•
waivers of past defaults under collateral documents.

The Fund may not have the ability to control or direct such actions, even if the Fund’s rights as junior lenders are adversely affected.

Revolver, Delayed-Draw and Line of Credit Investments Risk. The Fund is expected to, from time to time, incur contingent liabilities in connection with an investment. For example, the Fund expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Fund would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Fund may never fund the investment (in full or in part), which may result in the Fund not fully deploying its capital. There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by the Adviser into separate investments, with certain investors (which may or may not include the Fund) participating in the initial drawdowns and other investors (which may or may not include the Fund) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Fund) will be obligated in any event to fund such later funding obligations. In certain cases, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Fund may not be aligned with other participating investors. There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

Investments in Portfolio Companies in Regulated Industries Risk. Certain industries are heavily regulated. The Fund may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Fund, which could adversely affect the Fund’s ability to implement its investment objective.

Investments in Original Issue Discount and PIK Instruments Risk. To the extent that the Fund invests in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of the Fund’s income, the Fund will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as original issue discount, market discount, and income arising from debt instruments with PIK interest or zero-coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

Lack of Liquidity Risk. The lack of liquidity in the Fund’s investments may adversely affect the Fund’s business. The Fund may invest in companies that are experiencing financial difficulties, which difficulties may never be overcome. The Fund’s investments will be illiquid in most cases, and the Fund can offer no assurance that the Fund will be able to realize on such investments in a timely manner. A substantial portion of the Fund’s investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for the Fund to sell such investments if the need arises. In addition, if the Fund is required to liquidate all or a portion of the Fund’s portfolio quickly, the Fund may realize significantly less than the value at which the Fund has previously recorded the Fund’s investments. The Fund may also face other restrictions on the Fund’s ability to liquidate an investment in an investment to the extent that the Adviser or any of its affiliates have material nonpublic information regarding such investment.

In addition, the Fund generally expects to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. The Fund will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.

Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by the Fund. It is generally expected that the Fund will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. The Fund’s investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, the Fund likely will be limited in the Fund’s ability to sell investments because the Adviser may have material, non-public information regarding the issuers of such loans or investments or as a result of other policies of the Adviser. This limited ability to sell investments could materially adversely affect the Fund’s investment results. As a result, the Fund’s exposure to losses, including a potential loss of principal, as a result of which the shareholder could potentially lose all or a portion of the shareholder’s investment in the Fund, may be increased due to the illiquidity of the Fund’s investments generally.

In certain cases, the Fund may also be prohibited by contract from selling its investments for a period of time or otherwise be restricted from disposing of the Fund’s investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. The Fund may exit some investments through distributions in kind to the shareholders, after which the shareholder will still bear the risks associated with holding the securities and must make the shareholder’s own disposition decisions.

Given the nature of the investments contemplated by the Fund, there is a material risk that the Fund will be unable to realize the Fund’s investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the investment, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

In connection with the disposition of an investment, the Fund may be required to make representations about the business and financial affairs of the investment or may be responsible for the contents of disclosure documents under applicable securities laws. The Fund may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which the Fund may establish reserves or escrows. However, the Fund can offer no assurance that the Fund will adequately reserve for the Fund’s contingent liabilities and that such liabilities will not have an adverse effect on the Fund. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from the Fund’s other investments.

Inability of Investments to Repay or Refinance Outstanding Principal. The Fund’s prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for the portfolio companies to make periodic payments on their loans. The portfolio companies in which the Fund expects to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the investments to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that the Fund’s portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Fund. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

Publicly Traded Securities Risk. The Fund may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include FDS personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Fund may be unable to obtain financial covenants or other contractual rights that the Fund might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Fund may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Fund may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because FDS may have material, non-public information regarding the issuers of those securities or as a result of other FDS policies. Accordingly, there can be no assurance that the Fund will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Fund.

Equity Investments Risk. When the Fund invests in senior, unitranche, second lien and subordinated loans, the Fund may acquire warrants or other equity securities of investments as well. The Fund may also invest in equity securities directly. To the extent the Fund holds equity investments, the Fund will seek to dispose of them and realize gains upon the Fund’s disposition of them. However, the equity interests the Fund receives may not appreciate in value and may decline in value. As a result, the Fund may not be able to realize gains from its equity interests, and any gains that the Fund does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Fund experiences.

Risk of No Controlling Equity Interests. Because the Fund generally does not hold controlling equity interests in the Fund’s investments, the Fund may not be able to exercise control over the Fund’s investments or to prevent decisions by management of the Fund’s investments that could decrease the value of the Fund’s investments. To the extent that the Fund does not hold controlling equity interests, the Fund will have a limited ability to protect the Fund’s position in such investments.

Minority Investments and Joint Ventures Risk. The Fund may make minority equity investments in entities in which the Fund does not control the business or affairs of such entities. In addition, the Fund intends to co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties. The Adviser expects that in some cases the Fund will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Fund. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Fund is involved. In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Fund, and the Fund may not be in a position to limit or otherwise protect the value of one or more of the Fund’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. In addition, the Fund may in certain circumstances be liable for actions of its joint venture partners.

In certain cases, conflicts of interest may arise between the Fund and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Fund will cause the joint venture to be managed in a manner that is favorable to the Fund. In addition, it is anticipated that the Fund could be invested in debt instruments issued by a joint venture entity while one or more other clients managed by the Adviser will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

Non-U.S. Securities Risk. The Fund may invest in securities and instruments of non-U.S. issuers. See “Exposure to Foreign Markets Risk” above. The Fund’s investments in securities and instruments in non-U.S. markets involve substantial risks often not typically associated with investing in U.S. securities. Investments in non-U.S. securities may be adversely affected by changes in currency rates or exchange control regulations, changes in governmental administration or economic or monetary policy (in the United States and abroad) or changed circumstances in dealings between nations. Changes in foreign currency exchange rates relative to the U.S. dollar will affect the U.S. dollar value of the Fund’s assets denominated in that currency and thereby will have an impact upon the Fund’s total return on such assets. The Fund may utilize options and forward contracts to hedge against currency fluctuations, but there can be no assurance that such hedging transactions will be effective.

Investments in non-U.S. securities will also be subject to risks relating to political and economic developments abroad, including the possibility of expropriations or confiscatory taxation, limitations on the use or transfer of the Fund’s assets and the effects of foreign social, economic or political instability. Non-U.S. companies are not subject to the regulatory requirements of U.S. companies and, as such, there may be less publicly available information about such companies. Moreover, non-U.S. companies are not subject to uniform accounting, auditing and financial reporting standards and requirements comparable to those applicable to U.S. companies.

Securities of non-U.S. issuers may be less liquid than comparable securities of U.S. issuers and, as such, their price changes may be more volatile. Furthermore, foreign exchanges and broker-dealers are generally subject to less government and exchange scrutiny and regulation than their American counterparts. Brokerage commissions, dealer concessions and other transaction costs may be higher on foreign markets than in the U.S. In addition, differences in clearance and settlement procedures on foreign markets may occasionally lead to delays in settlements of the Fund’s trades effected in such markets.

Repatriation of investment income, capital and the proceeds of sales by foreign investors may require governmental registration and/or approval. The Fund could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by the government of an emerging country.

Taxation of dividends, interest and capital gains received by non-residents varies among foreign countries and, in some cases, is comparatively high. In addition, some countries have tax laws and procedures that may permit retroactive taxation so that the Fund could in the future become subject to local tax liability that it had not reasonably anticipated in conducting its investment activities or valuing its assets.

Hedging Risk. The Fund may be subject to risks under hedging transactions. The Fund may engage in hedging transactions to the extent permitted under applicable commodities laws and the 1940 Act. Engaging in hedging transactions would entail additional risks to the shareholders. The Fund could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if the Fund were to invest in foreign securities, the Fund could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize the Fund’s foreign currency exposure. In each such case, the Fund generally would seek to hedge against fluctuations of the relative values of the Fund’s portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of the Fund’s portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that the Fund would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.

The success of any hedging transactions the Fund may enter into will depend on the Fund’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Fund may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if the Fund had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, the Fund might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent the Fund from achieving the intended hedge and expose the Fund to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. The Fund’s ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

Force Majeure Risk. The Fund’s investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a company or a counterparty to the Fund or a company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to the Fund, including if its investment in such company is cancelled, unwound or acquired (which could be without what the Fund considers to be adequate compensation). To the extent the Fund is exposed to investments in companies that as a group are exposed to such force majeure events, the risks and potential losses to the Fund are enhanced.

Repurchase Agreements Risk. Subject to our investment objective and policies, the Fund may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

Risk of Assignments and Participations. The Fund may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, the Fund generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Fund may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation. As a result, the Fund would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, the Fund may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact the Fund’s ability to exit from all or part of its investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

Fraudulent Conveyances and Voidable Preferences by Issuers. Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Fund as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Fund invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Fund as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Fund does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Fund may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Fund so that the Fund’s claim against the issuer would be disallowed or subordinated.

Risk of Default Under a Credit Facility. In the event the Fund defaults under a credit facility, the Fund’s business could be adversely affected as the Fund may be forced to sell a portion of its investments quickly and prematurely at prices that may be disadvantageous to the Fund in order to meet its outstanding payment obligations and/or support working capital requirements under the credit facility or such future borrowing facility, any of which would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under a credit facility could assume control of the disposition of any or all of the Fund’s assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

Risks Relating to Certain Regulatory and Tax Matters

Regulations Governing the Fund’s Operation as a BDC. The Fund will not generally be able to issue and sell its Common Shares at a price below net asset value per share. The Fund may, however, sell Common Shares, or warrants, options or rights to acquire the Fund’s Common Shares, at a price below the then-current net asset value per share of the Fund’s Common Shares if the Fund’s Board determines that such sale is in the Fund’s best interests, and if investors approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Adviser, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing common shares or senior securities convertible into, or exchangeable for, its common shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

Investing a Sufficient Portion of Assets in Qualifying Assets. The Fund may not acquire any assets other than “Qualifying Assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are Qualifying Assets.

The Fund believes that most of the investments that it may acquire in the future will constitute Qualifying Assets. However, the Fund may be precluded from investing in what it believes to be attractive investments if such investments are not Qualifying Assets for purposes of the 1940 Act. If the Fund does not invest a sufficient portion of its assets in Qualifying Assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Fund, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Fund to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Fund needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Fund may not be able to find a buyer for such investments and, even if a buyer is found, the Fund may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

If the Fund does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Fund would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

Costs as a Result of Being an Exchange Act Reporting Company. If the Fund conducts a public offering and lists its shares on a national securities exchange, it will be subject to the reporting requirements under the Exchange Act. As an Exchange Act reporting company, the Fund would incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

The Fund is not currently required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and the Fund will not be required to comply with certain of those requirements until it has been subject to the reporting requirements of the Exchange Act for a specified period of time. However, under current SEC rules, after listing the Fund will be required to report on its internal control over financial reporting pursuant to Section 404. The Fund will be required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in internal control over financial reporting. Accordingly, the Fund’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that the Fund will eventually be required to meet. In the event of a listing, the Fund will address its internal controls over financial reporting and establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund’s organization.

Prior to a listing, the Fund will begin the process of documenting its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of internal controls over financial reporting. The Fund’s independent registered public accounting firm will not be required to formally attest to the effectiveness of its internal control over financial reporting until the later of the year following its first annual report required to be filed with the SEC, or the date the Fund is no longer an emerging growth company under the JOBS Act. Because the Fund does not currently have comprehensive documentation of its internal controls and has not yet tested any internal controls in accordance with Section 404, the Fund cannot conclude in accordance with Section 404 that it does not have a material weakness in internal controls or a combination of significant deficiencies that could result in the conclusion that the Fund has a material weakness in internal controls. After a listing, the Fund will, as a public entity, be required to complete its initial assessment in a timely manner. If the Fund is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance following a listing, the Fund’s operations, financial reporting or financial results could be adversely affected. Matters impacting internal controls may cause the Fund to be unable to report its financial information on a timely basis and thereby subject the Fund to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of the Fund’s financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Fund and the reliability of the Fund’s financial statements. Confidence in the reliability of the Fund’s financial statements could also suffer if the Fund or its independent registered public accounting firm were to report a material weakness in the Fund’s internal controls over financial reporting.

New or Modified Laws or Regulations Governing Our Operations. The Fund’s portfolio companies and the Fund are subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Fund’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on portfolio companies or the Fund intensify the regulatory supervision of the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies. Laws that apply to the Fund, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Fund to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Fund or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Fund. In addition, if the Fund does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Fund operations, including those associated with RICs, may cause the Fund to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Fund’s strategies and plans and may shift the Fund’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of an investor’s investment. If the Fund invests in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or the Fund were to operate subject to CFTC regulation, the Fund may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Fund from entering into securitization transactions. These risk retention rules will increase the Fund’s cost of funds under, or may prevent the Fund from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately be borne by the Fund’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the Biden Administration could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Fund or otherwise adversely affect the Fund’s business, financial condition and results of operations.

Licensing Requirements. Certain banking and regulatory bodies or agencies in or outside the United States may require the Fund, its subsidiaries, the Adviser and/or certain employees of the Adviser to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Fund may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Fund. Such licenses or authorizations may require the disclosure of confidential information about the Fund, Fund investors or their respective affiliates, including the identity, financial information and/or information regarding the Fund investors and their officers and trustees. The Fund may not be willing or able to comply with these requirements. Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Fund and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Fund or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Fund’s ability to implement its investment program and achieve its intended results.

Dodd-Frank Act. The enactment of the Dodd-Frank Act and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Fund) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Fund for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Fund.

The Fund is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies. Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Fund. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Fund by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Fund or to withdraw from the Fund.

Government Policies, Changes in Laws, and International Trade. Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Fund plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Fund. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Fund and its activities. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective Fund investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Fund and its investments.

EU General Data Protection Regulation. In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20,000,000 or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Fund and therefore the Fund investors. The Fund may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Fund investors other than individuals in the European Union may not be afforded the protections of the GDPR.

Potential Controlled Group Liability. Under certain circumstances it would be possible for the Fund, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Thus, there is a risk that the Fund could be treated as a single employer with one or more of its portfolio companies for purposes of the controlled group rules under the Employee Retirement Income Security Act of 1974, as amended. In such an event, the Fund could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Fund, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

Being an “Emerging Growth Company”. We will be and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years, or until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1,235,000,000, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700,000,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Compliance with the SEC’s Regulation Best Interest. Broker-dealers must comply with Rule 151-1 (“Regulation Best Interest”), which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

RIC Qualification Risks. To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Paying Required Distributions. For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to accrete market discount and include such amounts in our taxable income in the current year, instead of upon disposition.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Corporate-Level Income Tax. The Fund may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Fund may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Special Tax Issues. The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when the Fund may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

“Publicly offered regulated investment company” Tax Issue. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We expect to qualify as a publicly offered RIC, but no certainty can be provided in this regard. If we are not a publicly offered RIC for any taxable year, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. The ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate shareholders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a shareholder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax.

Legislative or Regulatory Tax Changes. At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has announced a number of tax law proposals, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

The foregoing list of risk factors does not purport to be a complete enumeration or explanation of the risks involved in an investment in the Fund. Each prospective Fund investor should read this entire Form 10-K, the Declaration of Trust of the Fund and consult with its advisers before deciding whether to invest in the Fund. In addition, as the Fund’s investment program develops and changes over time, an investment in the Fund may be subject to additional and different risk factors.

Conflicts of Interest

Relationship among the Fund, the Adviser and the Portfolio Managers. The Adviser has a conflict of interest between its responsibility to act in the best interests of the Fund, on the one hand, and any benefit, monetary or otherwise, that results to it or its affiliates from the operation of the Fund, on the other hand. For example, the Adviser’s incentive fee creates an incentive for the Adviser to recommend more speculative investments for the Fund than it would otherwise in the absence of such performance-based compensation. The Adviser may also be incentivized not to permanently write down, write off, revalue or dispose of an investment that has poor prospects for improvement to receive ongoing management fees in respect of such investment and to avoid reductions in potential incentive fees if such asset appreciates in the future. In addition, the method of calculating the incentive fee payments may result in conflicts of interest between the Adviser, on the one hand, and the Fund investors, on the other hand, with respect to the management and disposition of investments.

The functions performed by the Adviser are not exclusive. The Adviser, its affiliates and their principals and employees serve as investment adviser, managing member or general partner to other investment funds, pooled investment vehicles and client accounts (the “Other Clients”) and conduct investment activities for their own accounts. Other Clients may have investment objectives and investment strategies that are substantially identical to that of the Fund. Due to a difference in fees attributable to the Other Clients, which may be higher than those attributable to the Fund either on percentage terms or in total dollar amounts received by the Adviser and/or its affiliates, it is possible that the Adviser could allocate investment opportunities among the Other Clients and the Fund in a manner that favors the performance of Other Clients and adversely impacts the performance of the Fund. In addition, the principals and employees of the Adviser and its affiliates may and do also make investments of their own personal assets in the Fund and in Other Clients of the Adviser and its affiliates.

Investment decisions for the Fund and for such Other Clients are made with a view to achieving their respective investment objectives and after consideration of certain factors which may include their current holdings, availability of cash for investment, and the size of their positions generally. The Adviser, its affiliates and their principals and employees may give advice or take action with respect to the Other Clients that differs from the advice given with respect to the Fund.

The Fund could be disadvantaged because of activities conducted by the Adviser and its affiliates for the Other Clients as a result of, among other things: (i) legal restrictions on the combined size of positions which may be taken for the Fund and Other Clients, thereby limiting the size of the Fund’s position; and (ii) the difficulty of liquidating an investment for more than one account where the market cannot absorb the sale of the combined positions.

Frequently, a particular investment may be bought or sold for only the Fund or only one Other Client, or in different amounts and at different times for more than one but less than all Other Clients, and the Fund may or may not be included in such purchase or sale. Likewise, a particular investment may be bought for the Fund or one or more Other Clients when one or more Other Clients are selling the same security. In addition, purchases or sales of the same investment may be made for two or more Other Clients (and possibly for the Fund) on the same date. Certain of the Other Clients have different terms, fees (including incentive fees) and investment objectives from the Fund. In such events, such transactions will be allocated among the Fund and Other Clients in a manner believed by the Adviser and its affiliates to be equitable to each in accordance with its policies. In effecting transactions, it may not always be possible, or consistent with the possibly differing investment objectives of the various Other Clients and of the Fund, to take or liquidate the same investment positions at the same time or at the same prices.

As a result of the foregoing, the Adviser, its affiliates and their principals and employees may have conflicts of interest in allocating their time and activity between the Fund and Other Clients, in allocating investments among the Fund and Other Clients and in effecting transactions between the Fund and Other Clients, including ones in which the Adviser, its affiliates and their principals and employees may have a greater financial interest.

In addition, the Adviser, its affiliates and their principals and employees, including employees of the Adviser, may make personal investments in third-party entities (directly or through investment funds managed by third-party managers). Such entities may enter into transactions with the Fund, presenting a conflict of interest for the Adviser between acting in the best interests of the Fund and enhancing the returns of such personal investments.

Co-Investment Transactions. We and the Adviser have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even though the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and other board-established criteria and those of one or more affiliated accounts advised by the Adviser and/or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and/or its affiliates will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and the applicable allocation policies and procedures.

With respect to co-investment transactions conducted under the exemptive order, initial internal allocations among the Fund and other investment funds affiliated with the Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If the Fund invests in a transaction under the co-investment exemptive order and, immediately before the submission of the order for the Fund and all other funds, accounts, or other similar arrangements advised by the Adviser and its affiliates, the opportunity is oversubscribed, it will generally be allocated on a pro-rata basis based on internal order size.

To the extent consistent with applicable law and/or exemptive relief issued to the Fund, in addition to such co-investments, the Fund and the Adviser or an affiliated account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent the Fund holds investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by the Adviser or an affiliated account, the Adviser may be presented with decisions when the interests of the two co-investors are in conflict. If the portfolio company in which the Fund has an equity or debt investment and in which an affiliated account has an equity or debt investment elsewhere in the portfolio company’s capital structure, becomes distressed or defaults on its obligations under the private credit investment, the Adviser may have conflicting loyalties between its duties to the affiliated account, the Fund, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for such affiliated account that are adverse to the Fund, or actions may or may not be taken by the Fund due to such affiliated account’s investment, which action or failure to act may be adverse to the Fund. In addition, it is possible that in a bankruptcy proceeding, the Fund’s interest may be adversely affected by virtue of such affiliated account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring, raise conflicts of interest. In those circumstances where the Fund and such affiliated accounts hold investments in different classes of a company’s debt or equity, the Adviser may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Fund and such affiliated accounts, including causing the Fund to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking action designed to reduce adversity.

Performance Based Compensation and Management Fees. The existence of the incentive fees payable to the Adviser may create a greater incentive for the Adviser to make more speculative investments on behalf of the Fund, or to time the purchase or sale of investments in a manner motivated by the personal interests of the Adviser, its affiliates and/or their personnel. The manner in which the Adviser’s entitlement to incentive fees is determined may result in a conflict between its interests and the interests of shareholders with respect to the sequence and timing of disposals of investments, as the Adviser may want to dispose of lower yielding investments in favor of higher yielding ones.

Transaction Fees and Other Fees. In connection with investments made by us, the Adviser and its affiliates may negotiate and receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, and/or other fees from portfolio investments in which we invest or propose to invest. The Adviser and its affiliates will only retain transaction and other fees if permissible under the 1940 Act, SEC exemptive relief, and other applicable law. Under the terms of our co-investment relief, transaction fees (except for fees contemplated by Section 17(e) or 57(k) of the 1940 Act) received in connection with a co-investment transaction are distributed pro rata to funds that participate in such transaction. The potential for the Adviser and its affiliates to receive economic benefits creates conflicts of interest as the Adviser and its affiliates would have an incentive to invest in portfolio investments that provide such benefits. Similarly, the Adviser and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by the Adviser and its affiliates can participate in the original or refinanced investment, or both.

Broken Deal Expenses. Any expenses that may be incurred by the Fund for actual investments as described herein may also be incurred by the Fund with respect to broken deals (i.e., investments that are not consummated). The Adviser is not required to and in most circumstances will not seek reimbursement of broken deal expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such broken deal expenses could, in the sole discretion of the Adviser, be allocated solely to the Fund and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Fund in its investments or the Adviser or Other Clients in their investments. In such cases, the Fund’s shares of expenses would increase. In the event broken deal expenses are allocated to an Other Client or a co-investment vehicle, the Adviser may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.

Policies and Procedures of the Adviser and its Affiliates. Because the Adviser and its affiliates have many different asset management and advisory businesses, the Adviser may be subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. Certain policies and procedures implemented by the Adviser and its affiliates to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time impact the Fund. For example, the Adviser will come into possession of material non-public information with respect to companies, including companies in which the Fund has investments or is considering making investments. The information, which could be of benefit to the Fund, is likely to be restricted to those other businesses and otherwise be unavailable to the Fund. It is also possible that the Fund could be restricted from trading despite the fact that the Fund did not receive such information. The inability to buy or sell securities in such circumstances could materially adversely affect the investment results of the Fund, including but not limited to a material loss with respect to an individual investment or differing results than those obtained by Other Clients with respect to the same investment. Additionally, the Adviser may restrict or otherwise limit the Fund and/or its portfolio companies from entering into agreements with, or related to, companies that either are advisory clients of the Adviser and its affiliates or in which any fund of the Adviser or its affiliates have invested or has considered making an investment. The Adviser will from time to time restrict or otherwise limit the ability of the Fund and/or its portfolio companies from making investments in or otherwise engaging in businesses or activities competitive with companies of other advisory clients of the Adviser or its affiliates, either as a result of contractual restrictions or otherwise. Furthermore, there will be circumstances in which affiliates of the Adviser and its affiliates (including Other Clients) may refrain from taking certain confidential information in order to avoid trading restrictions. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Adviser and its affiliates to share information internally.

Declining an Investment. The Adviser may decline an investment opportunity on behalf of the Fund based on various factors including its investment allocation policies and procedures and to the extent the Adviser determines, in its discretion, that such investment may (a) have reputational considerations for the Fund investors, the Adviser or the Fund, (b) to the Adviser’s knowledge, have been the subject of concern or controversy among financial institutions, institutional investors or the public or (c) give rise to other similar considerations. In certain cases, such an investment may be allocated to other affiliated group accounts that have consented to the investment or do not, in the Adviser’s discretion, have such considerations, in lieu of the investment being allocated to the Fund. Finally, although Fidelity believes its positive reputation in the marketplace provides benefit to the Fund and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Fund for reputational reasons, and this decision could result in the Fund foregoing a profit or suffering a loss.

Conflicts of Interest Generally. If any matter arises that the Adviser, as applicable, determines in its good faith judgment constitutes an actual conflict of interest, the Adviser, as applicable, will take such actions as it determines in good faith may be necessary or appropriate to ameliorate the conflict. (These actions include, by way of example and without limitation, (i) disposing of the investment or refraining from making the investment giving rise to the conflict of interest; (ii) appointing an independent fiduciary to act with respect to the matter giving rise to the conflict of interest; (iii) in connection with a matter giving rise to a conflict of interest with respect to an investment, consulting with the Board regarding the conflict of interest and/or obtaining a waiver or consent from the Board of the conflict of interest or acting in a manner, or pursuant to standards or procedures, approved by or disclosed to the Board with respect to such conflict of interest; (iv) disclosing the conflict to the Fund investors; (v) implementing certain policies and procedures designed to ameliorate such conflict of interest or (vi) remaining passive and/or electing not to be the lead investor of a tranche of securities (even though the Fund may hold the largest stake in the applicable tranche of securities).) There can be no assurance that the Adviser will identify or resolve all conflicts of interest in a manner that is favorable to the Fund. By acquiring Common Shares in the Fund, each Fund investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest. For the avoidance of doubt, in some cases after evaluating such conflict or potential conflict, the Adviser may determine that no action is required or that taking action may be adverse to the interests of the Fund, the Adviser or its affiliates.

Diverse Membership; Relationships with Fund Investors. The Fund and investors are generally expected to have conflicting investment, tax and other interests with respect to the investments made by the Fund. The Fund investors are expected to include various types of persons or entities organized in various jurisdictions, and different Fund investors may have conflicting investment, tax and other interests in respect of their investment in the Fund. The conflicting interests of the Fund and of individual Fund investors may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of the Fund’s investments, and the timing of disposition of investments, which may be more beneficial for the Fund or Fund investors than for one or more of the other Fund investors. Such structuring of the Fund’s investments and other factors may result in different returns being realized by different Fund investors. Furthermore, under the U.S. tax audit rules applicable to the Fund, decisions or elections made in connection with certain laws and regulations by the Adviser (or such other person designated by the Adviser) in connection with tax audits (including whether or not to make an election under those rules) may be more beneficial for one type of Fund investor than for another type of Fund investor. As a consequence, conflicts of interest among different Fund investors may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments and the use of leverage that may be more beneficial for one Fund investor than for another Fund investor, especially in respect of individual tax situations. In addition, the Fund may face certain tax risks based on positions taken by the Fund, the Adviser on behalf of the Fund, the Fund’s subsidiaries and/or a withholding agent.

Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Fund as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Advisory Agreement, the Adviser is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Fund and/or may involve substantial time and resources of the Adviser. Personnel of the Adviser and its affiliates, including members of the Direct Lending Investment Committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Fund but will be allocated between the business of the Fund and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Fund, which could negatively impact the Fund and its shareholders. Furthermore, personnel of the Adviser and its affiliates derive financial benefit from these other activities, including fees and performance-based compensation. Fidelity personnel outside of the Adviser may share in the fees and performance-based compensation from the Fund; similarly, personnel of the Adviser and its affiliates may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by personnel of the Adviser and its affiliates. The determination of the Adviser and its affiliates of the amount of time necessary to conduct the Fund’s activities will be conclusive, and shareholders rely on the Adviser’s judgment in this regard. The officers and trustees will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser may be subject to a variety of conflicts of interest relating to their responsibilities to the Fund, Other Clients and their respective portfolio companies, and their outside business activities as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Fund, including if such other entities compete with the Fund for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Fund. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Fund. Such involvement may create conflicts of interest in making investments on behalf of the Fund and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Fund, there can be no assurance they will be resolved favorably for the Fund. Also, Fidelity personnel and employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Fund. Shareholders will not receive any benefit from any such investments, and the financial incentives of such Fidelity employees in such other investments could be greater than their financial incentives in relation to the Fund.

Additionally, certain employees and other professionals of Fidelity have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Fund invests, or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets that are actual or potential investments of the Fund or other counterparties of the Fund and its portfolio companies and/or assets. Moreover, in certain instances, the Fund or its portfolio companies may issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships may influence the Adviser in deciding whether to select or recommend such service providers to perform services for the Fund or portfolio companies (the cost of which will generally be borne directly or indirectly by the Fund or such portfolio companies, as applicable). Notwithstanding the foregoing, to the extent that the Adviser determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. The shareholders rely on the Adviser to manage these conflicts in its sole discretion.

Valuation of Assets. A majority of securities and other assets in which the Fund will directly or indirectly invest, including secured loan investments, are not expected to have a readily ascertainable market value and will be valued by the Adviser in accordance with its established valuation policies. Such securities and other assets will constitute a substantial portion of the Fund’s investments. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will fair value such investment in accordance with the Fund’s policies and procedures. The Adviser has a conflict of interest in determining such valuations, as the Adviser’s determination of a fair value for such investments may cause it to receive higher management fees.

The Adviser and its affiliates are engaged in advisory and management services for multiple collective investment vehicles and managed accounts, including other investment funds managed by the Adviser and its affiliates. In connection with these activities, the Adviser and its affiliates are required to value assets, including in connection with managing or advising their proprietary and client accounts. In this regard, the Adviser and its affiliates may share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets, although they are under no obligation to engage in such information sharing.

Conflicts with Portfolio Companies. In certain instances, the portfolio managers and officers and employees of the Adviser may serve as board members of certain portfolio companies and, in that capacity, will be required to make decisions that they consider to be in the best interests of the portfolio company. In certain circumstances, such as in situations involving bankruptcy or near insolvency of the portfolio company, actions that may be in the best interests of the portfolio company may not be in the best interests of the Fund, and vice versa. Accordingly, in these situations, there may be conflicts of interest between an individual’s duties as a portfolio manager or officer or employee of the Adviser and such individual’s duties as a board member of the portfolio company. Additionally, the Adviser or affiliates of the Adviser may enter into transactions with a portfolio company (for example, a property lease), which may create a conflict of interest. While it is generally expected that any such transaction would be on arm’s length terms, it is possible that the portfolio company may pay higher fees or receive fewer benefits in the transaction than it would if the counterparty to the transaction were a third party.

Selection of Service Providers. The Fund’s advisers and Service Providers or their affiliates are expected to provide goods or services to, or have business, personal, financial or other relations with the Adviser, its affiliates, advisory clients and portfolio companies. Such advisers and Service Providers may be investors in the Fund, sources of investment opportunities or co-investors or commercial counterparties or entities in which the Adviser or an affiliate has an investment. Additionally, certain employees of the Adviser or its affiliates may have family members or relatives employed by such advisers and Service Providers. These relationships may influence the Adviser in deciding whether to select or recommend such Service Providers to perform services for the Fund or portfolio companies (the cost of which generally will be borne directly or indirectly by the Fund or such entities, as applicable).

Additionally, affiliates of the Fund’s adviser may act as the administrative agent on loans in which the Fund many invest, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder. The Adviser and its affiliates will only retain compensation as administrative agent if permissible under the 1940 Act, SEC exemptive relief, and other applicable law. Under the documentation for such loans, an entity typically is designated as the administrative agent and/or collateral agent, and this agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders.

Data. The Adviser and its affiliates receive or obtains various kinds of data and information from the Fund, Other Clients and their portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” The Adviser can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from the Fund, Other Clients and their portfolio companies. In light of its relationship with the Fund, Other Clients and their portfolio companies, related parties and service providers, the Adviser may have access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although the Adviser believes that these activities improve the Adviser’s investment management activities on behalf of the Fund and Other Clients, information obtained from the Fund and its portfolio companies may provide material benefits to the Adviser and its affiliates or Other Clients without compensation or other benefit accruing to the Fund or shareholders. For example, information from a portfolio company in which the Fund holds an interest may enable the Adviser to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for the Adviser, its affiliates and Other Clients that do not own an interest in the portfolio company, without compensation or benefit to the Fund or its portfolio companies.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, the Adviser may use data and information from the Fund’s activities to assist in the pursuit of the Adviser’s various other activities, including to trade for the benefit of the Adviser and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Adviser’s ability to do so. For example, the Adviser’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading can be expected to provide a material benefit to the Adviser without compensation or other benefit to the Fund or shareholders.

The sharing and use of “big data” and other information presents potential conflicts of interest and the shareholders acknowledge and agree that any benefits received by the Adviser or its personnel (including fees, costs and expenses) will not reduce the management fees or incentive fees payable to the Adviser or otherwise be shared with the Fund or shareholders. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits the Adviser, its affiliates or Other Clients.

Material, Non-Public Information. The Adviser and its affiliates will come into possession of confidential information with respect to an issuer. The Adviser may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Fund until such time as the information becomes public or is no longer deemed material such that it would preclude the Fund from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Fund will be on a need-to-know basis only, and the Fund may not be free to act for the Fund upon any such information. Therefore, the Fund may not have access to confidential information in the possession of the Adviser that might be relevant to an investment decision to be made for the Fund. In addition, the Adviser, in an effort to avoid buying or selling restrictions on behalf of the Fund or Other Clients, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Fund, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Fund.

In addition, affiliates of the Adviser within Fidelity may come into possession of confidential information with respect to an issuer. The Adviser may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Fund if the Adviser deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Fund will be on a need-to-know basis only, and the Fund may not be free to act upon any such information. Therefore, the Fund may not have access to confidential information in the possession of the Adviser or its affiliates that might be relevant to an investment decision to be made by the Fund. Accordingly, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.

Loan Agreements with Affiliates. The Fund may enter into loan agreements with the Adviser or its affiliates. The Adviser and its affiliates have a conflict of interest between the obligation to act in the Fund’s best interest and the Adviser or affiliate’s own best interest. Any such loans or advances made to the Fund will be consistent with applicable law, the Adviser’s fiduciary obligations to act in the Fund’s best interests, the Fund’s investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from the Adviser or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to the Adviser or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by the Adviser to other funds that it manages. Neither the Adviser nor any of its affiliates is obligated to extend any such loans to the Fund and such loans will not necessarily be made available to the Fund in the same amounts or on the same economic terms as are made available to other funds advised by the Adviser or its affiliates, or at all. In the event that the Fund is required to find third-party financing in place of or in addition to loans from the Adviser and its affiliates, such third-party financing could be at less favorable economic terms than the loans from the Adviser and its affiliates, which could reduce the Fund’s returns.

Buying and Selling Investments or Assets from Certain Related Parties. The Fund and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Fund, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Fund or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Fund, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board or any shareholder. These transactions involve conflicts of interest, as the Adviser may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Fidelity may have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Fund to a shareholder, other portfolio companies of the Fund, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Adviser will not be required to solicit third party bids or obtain a third-party valuation prior to causing the Fund or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Fund, portfolio company of Other Clients or any of their respective related parties as provided above.

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Fund and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Fund could hold an investment in a different layer of the capital structure than an investor or another party with which the Adviser or its affiliates have a material relationship, in which case the Adviser or its affiliates could have an incentive to cause the Fund or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Fund holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Fund lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. Further conflicts could arise after the Fund and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Fund to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Fund might be impaired. Any applicable co-investment order issued by the SEC may restrict the Fund’s ability to participate in follow-on financings. The Adviser may in its discretion take steps to reduce the potential for adversity between the Fund and the Other Clients, including causing the Fund and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Fund and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there may be circumstances where the Adviser agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Fund or Other Clients, such as where the Adviser or its affiliates may cause the Fund or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.

Further, the Fund is prohibited under the 1940 Act from participating in certain transactions with certain affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities will be an affiliate of the Fund for purposes of the 1940 Act and generally the Fund will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, the Fund may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between the Fund’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Fund’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Fund, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by the Adviser to take any particular action could have the effect of benefiting an Other Client (and, incidentally, may also have the effect of benefiting the Adviser and its affiliates) and therefore may not have been in the best interests of, and may be adverse to, the Fund. There can be no assurance that the return on the Fund’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the transaction. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser from a portfolio company in which an Other Client also has an interest to the extent permitted by the 1940 Act.

Related Financing Counterparties. The Fund may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Fund’s co-investment order. The Adviser and its affiliates take into account various facts and circumstances they deem relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Adviser in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of the Adviser, its affiliates and their funds, and such other factors that the Adviser and its affiliates deem relevant under the circumstances. The cost of debt alone is not determinative.

It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Adviser, such as shareholders of and lenders to the Adviser and its affiliates and lenders to Other Clients and their portfolio companies, could provide additional first lien financing to portfolio companies of the Fund, subject to the requirements of the 1940 Act. The Adviser could have incentives to cause the Fund and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Fidelity, and other parties with material relationships with the Adviser than it would from a third party. If the Fund or a portfolio company occupies a more senior position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with the Adviser, the Adviser could have an incentive to cause the Fund or portfolio company to offer more favorable financing terms to such parties. In the case of a related party financing between the Fund or its portfolio companies, on the one hand, and the Adviser or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third party analysis given the scale of the Adviser and its affiliates in the market. If, however, any of the Adviser, the Fund, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Adviser related vehicle impacts the market terms. For example, in the case of a loan extended to the Fund or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Fund. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board in the case of any of these conflicts.

The Adviser and its affiliates could cause actions adverse to the Fund to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Fund (e.g., provide financing to a portfolio company, the equity of which is owned by the Fund) and, vice versa, actions may be taken for the benefit of the Fund and its portfolio companies that are adverse to Other Clients. The Adviser and its affiliates could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Fund or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Fund or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Fund or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Adviser and its affiliates separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Fund or its portfolio companies, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Adviser would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants.

In addition, it is anticipated that in a bankruptcy proceeding the Fund’s interests will likely be subordinated or otherwise adverse to the interests of Other Clients with ownership positions that are more senior to those of the Fund. For example, an Other Client that has provided debt financing to an investment of the Fund may take actions for its benefit, particularly if the Fund’s Investment is in financial distress, which adversely impact the value of the Fund’s subordinated interests.

Although Other Clients can be expected to provide financing to the Fund and its portfolio companies subject to the requirements of the 1940 Act, there can be no assurance that any Other Client will indeed provide any such financing with respect to any particular investment. Participation by Other Clients in some but not all financings of the Fund and its portfolio companies may adversely impact the ability of the Fund and its portfolio companies to obtain financing from third parties when Other Clients do not participate, as it may serve as a negative signal to market participants. Any financing provided by a shareholder or an affiliate to the Fund or a portfolio company is not an investment in the Fund.

The respective investment programs of the Fund and the Other Clients may or may not be substantially similar. The Adviser and its affiliates may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Fund, even though their investment objectives may be the same as or similar to those of the Fund. While the Adviser will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by the Adviser and its affiliates in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Fund and may affect the prices and availability of the securities and instruments in which the Fund invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Fund and Other Clients. In any event, it is the policy of the Adviser to allocate investment opportunities and sale opportunities on a basis deemed by the Adviser, in its sole discretion, to be fair and equitable over time.

Joint Ventures. The Fund or the Adviser may partner with one or more unaffiliated banks or other financial institutions to make particular investments or types of investments, with, in some instances, such partners having senior exposure to the investment program and the Fund and Other Clients participating in the junior exposure or vice versa. In doing so, the Adviser would seek to benefit from the larger combined capital base of working with a partner, as well as such partner’s sourcing channels and expertise. In addition, the Fund may be an initial economic participant in such an investment program or may join the investment program after it has made investments. As a result, the Fund may or may not share in the returns of the investments that have already been originated and, accordingly the returns realized by the Fund investors may differ from the returns realized by other participants of such investment program.

The structure of this type of investment program will vary and will be determined on a case-by-case basis in order to accommodate the nature of the arrangements, applicable bank and other regulatory restrictions, particular considerations applicable to the funds and accounts participating in the investment program, tax considerations, and other factors. For example, the investment program may be structured so that the Fund purchases debt of a holding company (the “JV Participant”) and the JV Participant then participates in the joint venture or the investments sourced through the joint venture. In such a situation, the equity of the JV Participant is expected to be held by Other Clients. As a result, conflicts of interest may arise between the Fund (as debt holders of the JV Participant) and the Other Clients participating in the investment program (as equity holders of the JV Participant). These conflicts of interest would be magnified in the event of any default, bankruptcy or similar event of financial distress with respect to the JV Participant. Further, the returns realized by the Fund are likely to differ from the returns realized by the Other Clients participating in the investment program. In such a structure, the Fund as a debt holder will have more enhanced downside protection than the Other Clients but will not benefit from all of the upside from the underlying investments, whereas the Other Clients, while being subject to a greater risk of loss, will also benefit from greater upside than the Fund.

The Fund’s joint venture partner may be a regulated banking entity, and the joint venture vehicle may be subject to bank regulation as a result of the bank’s ownership interest therein. As a result, there is a risk that the joint venture could be subject to bank regulatory audit and review, as well as potential fines or other enforcement actions that the Fund, acting on its own, would not otherwise be subject. While the bank joint venture partner would be expected to assume some of these liabilities directly, the JV Participant would nevertheless have some exposure, potentially in respect of larger liabilities. Such liabilities could be significant. Furthermore, the activities of the joint venture may be restricted because of regulatory requirements applicable to the bank or its internal policies designed to comply with, limit the applicability of, or that otherwise relate to such requirements.

The Adviser believes that any such joint venture will be structured in a manner that would not cause a violation of applicable banking laws and regulations. However, it is possible that future changes or clarifications in statutes, regulations or interpretations concerning the permissible activities of bank holding companies, as well as further judicial or administrative decisions and interpretations of present or future statutes or regulations could restrict (or possibly prevent) the banking partner from continuing to participate in the joint venture in the manner originally contemplated. In such event, the Adviser and the applicable banking partner may agree to alter or restrict the investment program or may elect to terminate the investment program altogether. Any such restructuring or termination may adversely affect the returns realized by the Fund in connection with its participation in the investment program.

Certain Investments Inside the Fund’s Mandate that are not Pursued by the Fund. Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within the Fund’s mandate pursuant to its investment allocation policies and procedures, including without limitation, as a result of business, reputational or other reasons applicable to the Fund, Other Clients, their respective portfolio companies or the Adviser. In addition, the Adviser may determine that the Fund should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Fund has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser in its good faith discretion, or the investment is not appropriate for the Fund for other reasons as determined by the Adviser in its good faith reasonable sole discretion. In any such case the Adviser or its affiliates could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Fund or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different FDS affiliate, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by the Fund will be comparable to any investment opportunities that are not pursued by the Fund. The Adviser and its affiliates, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Fund to the Adviser. In some cases, the Adviser or its affiliates earn greater fees when Other Clients participate alongside or instead of the Fund in an investment.

Allocation of Revolver, Delayed-Draw Investment or Line of Credit Obligations. The Fund generally expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit” with funding obligations that extend past the initial date of investment. Later funding obligations related to such investments may not be allocated pro rata among all the investors who participated in the initial funding of an investment. In particular, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan (or may not be allocated any portion). Fund investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. In addition, where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment. In that regard, the revolver, delayed draw or line of credit portion of an investment may be senior to the investment in the portfolio company made by the Fund, and as a result, the interests of the Fund may not be aligned with other participating investors.

Insurance. The Adviser will cause the Fund to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Fund and the Board against liability in connection with the activities of the Fund. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Adviser or its affiliates that cover the Fund and one or more of the Other Clients, the Adviser, and/or its affiliates (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other Indemnified Parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Fund, one or more Other Clients, the Adviser, and/or its affiliates on a fair and reasonable basis, subject to approval by the Board.

Expense Allocations. The Administrator and its affiliates provide, or oversee the provision of, administrative resources to the Fund. The resources provided by the Administrator and its affiliates to the Fund include shared resources among the Fund and Other Clients. The Fund is responsible for paying its allocable share of such expenses. The Administrator takes into account a variety of considerations when allocating such expenses, both between the Administrator/its affiliates, on the one hand, and the Fund and Other Clients on the other, and between and among the Fund and Other Clients. The Administrator seeks to allocate expenses using fair and reasonable methodologies. The Administrator will make judgments about the allocation of fees, costs and expenses among the Fund, one or more Other Clients, the Adviser, the Administrator and/or its affiliates on a fair and reasonable basis, subject to oversight of the Board.

Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Adviser, as applicable, may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law or the policies of the Adviser and its affiliates, or otherwise determined from time to time by the Adviser. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Adviser or its affiliates, could restrict the ability of the Fund to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Fund. Finally, although Fidelity believes its positive reputation in the marketplace provides benefit to the Fund and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Fund for reputational reasons, and this decision could result in the Fund foregoing a profit or suffering a loss.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Fund. Prospective investors should read the Fund’s prospectus and consult with their own advisers before deciding whether to invest in the Fund. In addition, as the Fund’s investment program develops and changes over time, an investment in the Fund may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 245 Summer Street, Boston, Massachusetts 02210. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such legal or regulatory framework cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and we do not expect there to be a public market for our shares.

Holders

As of March 16, 2023 there were 634 holders of record of our Class I common shares; there were no holders of record of our Class S or D common shares as of such date.

Distributions

We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

For the year ended December 31, 2022, there were no distributions.

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S, Class D and Class I on an annualized basis as a percentage of our NAV for such class. Subject to FINRA and other limitations on underwriting compensation, the shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we break escrow for our offering, and at the discretion of our Board, we intend to commence a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of our Common Shares on a national securities exchange.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Recent Sales of Unregistered Securities and Use of Proceeds

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share. On March 13, 2023, an affiliate of the Adviser purchased 1,280,002 shares of the Fund’s Class I common shares at $25.00 per share.

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow. On March 13, 2023, the Fund issued and sold 4,084,372 shares (consisting of 4,084,372 Class I shares; no Class S or D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $102 million to the Fund as payment for such shares.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Form 10-K.

Overview

We are a newly organized, externally managed, non-diversified closed-end management investment company formed as a Delaware statutory trust on March 23, 2022 that has elected to be treated as a BDC under the 1940 Act. We are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay FDS for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s net asset value per share.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also liquid credit investments, like broadly syndicated loans, and other select Private Credit investments. Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit investments. If the Fund changes its 80% test, the Fund will provide shareholders with at least 60 days’ prior notice of such change. The Adviser may also invest to a lesser degree in equity linked instruments (which may include debt with warrants, preferred equity investments, or equity co-investments). Most of our investments will be in private U.S. operating companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies) we may also invest to a lesser degree in non-U.S. companies. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other affiliated funds. From time to time, we may co-invest with other affiliated funds.

Key Components of Our Results of Operations

Investments

We focus primarily on loans and securities, including syndicated loans, of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues

We plan to generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Administrator or its affiliates will bear all fees, costs, and expenses incurred that are not assumed by the Fund.

The Adviser and/or its affiliates have agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for our offering. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. We will be obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. We will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on our behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.

We have entered into an Expense Support and Conditional Reimbursement Agreement with our Adviser. For additional information, see “Expense Support and Conditional Reimbursement Agreement.”

Results of Operations

As of December 31, 2022, we had not commenced operations and have not made any investments. On March 13, 2023, we commenced operations and accepted approximately $102 million of subscriptions.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our offering of common shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying FDS (in its capacity as the Adviser and Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

The Adviser and/or its affiliates have agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for our offering. The Fund will be obligated to reimburse the Adviser and/or its affiliates, as applicable, for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. See “Expense Support and Conditional Reimbursement Agreement.”

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify annually thereafter for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

Equity

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share. On March 13, 2023, an affiliate of the Adviser purchased 1,280,002 shares of the Fund’s Class I common shares at $25.00 per share.

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow. On March 13, 2023, the Fund issued and sold 4,084,372 shares (consisting of 4,084,372 Class I shares; no Class S or D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $102 million to the Fund as payment for such shares.

Contractual Obligations

We have entered into the Advisory Agreement with FDS (in its capacity as the Adviser) to provide us with investment advisory services and the Administration Agreement with FDS (in its capacity as the Administrator) to provide us with administrative services. We entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, payment for administration services under the Administration Agreement, and payment for support with respect to certain expenses and subject to reimbursement are described in “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 3. Related Party Agreements and Transactions.”

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 5. Commitments and Contingencies.”

Related Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement
•
the Administration Agreement
•
an agreement with the Managing Dealer (the “Managing Dealer Agreement”); and
•
Expense Support and Conditional Reimbursement Agreement
•
an agreement with Fidelity Investments Institutional Operations Company LLC relating to transfer agency services.

In addition to the aforementioned agreements, we, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 3. Related Party Agreements and Transactions.”

Recent Developments

See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 7. Subsequent Events” for a summary of recent developments.

Critical Accounting Policies

The preparation of the financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors.” See “Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 2. Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to policies and procedures adopted by our Adviser and in accordance with our valuation policy. There is no single standard for determining fair value measurements in good faith. Consequently, determining fair values requires that judgment by applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher costs on floating rate borrowings. We may use risk management techniques in an effort to minimize our exposure to interest rate fluctuation when considered prudent.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Trustees of Fidelity Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Fidelity Private Credit Fund (the "Fund"), as of December 31, 2022, the related statement of operations, changes in net assets, and cash flows for the period from March 23, 2022 (inception) through December 31, 2022, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022, and the results of its operations, the changes in its net assets, and its cash flows for the period from March 23, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 22, 2023

We have served as the Fund’s auditor since 2022.

Fidelity Private Credit Fund

Statement of Assets and Liabilities

As of December 31, 2022
Assets
Cash	$2,000
Deferred Offering Costs	1,306,724
Total Assets	$1,308,724
Liabilities
Accrued Expenses and other Payables	$1,306,724
Total Liabilities	1,306,724
Commitments and Contingencies (Note 5)
Net Assets
Class S Common Shares, par value $0.01 per share, unlimited shares authorized, 0 shares issued and outstanding	—
Class D Common Shares, par value $0.01 per share, unlimited shares authorized, 0 shares issued and outstanding	—
Class I Common Shares, par value $0.01 per share, unlimited shares authorized, 80 shares issued and outstanding	1
Paid-in-capital in excess of par value	1,999
Total Net Assets	2,000
Total Liabilities and Net Assets	$1,308,724
Net Asset Value Per Share of Issued Shares: Class I Common Shares:	$25.00

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Statement of Operations

For the period March 23, 2022 (inception) through December 31, 2022
Expenses
Organization expenses	$277,851
Board of Trustees’ Fees	125,750
Professional fees	418,463
Other general and administrative expenses	25,868
Total Expenses	847,932
Reimbursable expenses paid by the Adviser	(847,932)
Net Expenses	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$—

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Statement of Changes in Net Assets

For the period March 23, 2022 (inception) through December 31, 2022
Capital Share Transactions
Issuance of common shares	$2,000
Net Increase in Net Assets Resulting from Capital Share Transactions	2,000
Total Increase (Decrease) in Net Assets	2,000
Net Assets, beginning of period	—
Net Assets, end of period	$2,000

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Statement of Cash Flows

For the period March 23, 2022 (inception) through December 31, 2022
Cash Flows from Operating Activities
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in Deferred Offering Costs	$(1,306,724)
Increase (decrease) in Accrued Expenses and other Payables	1,306,724
Net Cash Used in Operating Activities	—
Cash Flows from Financing Activities
Proceeds from issuance of common shares	2,000
Net Cash Provided by Financing Activities	2,000
Net Increase (Decrease) in Cash	2,000
Cash, beginning of period	—
Cash, end of period	$2,000

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Notes to Financial Statements

Note 1. Organization

Fidelity Private Credit Fund (the “Fund”) is a non-diversified, closed-end management investment company formed as a Delaware statutory trust on March 23, 2022. The Fund has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and also intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of FMR LLC (“FMR”) and its subsidiaries. As of December 31, 2022, the Fund had not commenced operations.

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve its investment objective by investing primarily in directly originated loans to private companies but also with liquid credit investments, like broadly syndicated loans, and other select private credit investments. The Fund will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. Specific private investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised from a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as "Private Credit"). The Adviser may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions. In order to provide liquidity for share repurchases, the Fund intends to maintain an allocation to syndicated loans and other liquid investments.

The Fund will invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are backed by a non-private equity sponsor ownership group. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, and public U.S. operating companies having a market capitalization of less than $250,000,000. The Fund may also invest to a lesser degree in non-U.S. companies.

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The Fund’s functional currency is U.S. dollars and these financial statements have been prepared in that currency.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Cash

Cash consists of a demand deposit held with a financial institution. Cash is carried at cost which approximates fair value.

Organization and Offering Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund's organization. These costs are expensed as incurred. For the period from March 23, 2022 (inception) through December 31, 2022, the Fund incurred organization expenses of $277,851, which were paid on behalf of the Fund by the Adviser and have been recorded as an expense on the statement of operations.

The Fund's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund's registration statement (and any amendments or supplements thereto) relating to the offering and associated marketing materials. For the period from March 23, 2022 (inception) through December 31, 2022, the Fund incurred offering expenses of $1,306,724, which were paid on behalf of the Fund by the Adviser. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund's statement of operations over 12 months from the commencement of operations.

The reimbursement of Adviser-paid organization and offering expenses is conditional, as of December 31, 2022, on the Fund breaking escrow relating to the anticipated public offering of its common shares (the “Offering”) and the Adviser requesting reimbursement of organization expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement.

Income Taxes

The Fund intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Fund will be subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

Recent Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

The Fund has entered into an Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Adviser is responsible for determining the composition of the Fund’s portfolio, making investment decisions, monitoring the Fund’s investments, performing due diligence on prospective portfolio companies, exercising voting rights in respect of portfolio securities, obtaining and managing financing facilities and other forms of leverage and providing the Fund with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital.

The Fund will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components, a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date on which the Fund breaks escrow.

The Adviser has agreed to waive all management fees for the first six months following the date on which the Fund breaks escrow.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

Incentive Fee based on Income

The incentive fee based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Fund’s administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.00% annualized).

The Fund will pay the Adviser an income based incentive fee with respect to the Fund’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

▪
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class do not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
▪
100% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the Fund’s Pre-Incentive

Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Fund’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
▪
12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser has agreed to waive the incentive fee based on income for the first six months following the date on which the Fund breaks escrow.

Incentive Fee based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains attributable to the applicable share class from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Administration Agreement

The Fund has entered into an Administration Agreement (the “Administration Agreement”) with FDS (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the fund operations, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board of Trustees (the “Board”), managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund will pay the Administrator a monthly fee of 0.02666% (0.32% on an annualized basis) of the Fund’s month-end NAV and reimburse the Administrator for the costs and expenses of the Fund incurred by the Administrator. The Administration Fee is an expense paid out of the Fund’s net assets and is computed based on the value of the net assets of the Fund as of the close of business on the last business day of each month (including any assets in respect of Shares that are repurchased as of the end of the quarter).

From time to time, FDS, in its capacity as both the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or its affiliates under the Advisory Agreement or Administration Agreement, the Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Fund’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Fund may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of the Fund’s outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

Transfer Agent Agreement

The Fund has entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC ("FIIOC"), an affiliate of the Adviser. In accordance with the Transfer Agent Agreement, FIIOC is the Fund's transfer agent, distribution paying agent and registrar. FIIOC receives an asset-based fee with respect to each class of Common Shares. Each class pays a fee for transfer agent services equal to 0.0125% of class-level net assets as of the end of the last business day of the month. Such fees are payable in arrears.

Managing Dealer Agreement

The Fund has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Fidelity Distributors Company LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the managing dealer for the Offering. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at a contractual rate of 0.85% per annum of the aggregate value of the Fund’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive shareholder servicing fees monthly in arrears at a contractual rate of 0.25% per annum of the aggregate value of the Fund’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer will reallow (pay) all or a portion of the shareholder servicing fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing fees to the extent a broker is not eligible to receive it for failure to provide such services.

The Managing Dealer will cease receiving the distribution and/or shareholder servicing fee on Class S shares and Class D shares upon the earlier to occur of the following: (i) a listing of Class I shares, (ii) the merger or consolidation of the Fund with or into another entity, or the sale or other disposition of all or substantially all of the Fund’s assets, or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with such Offering is equal to 10% of the gross proceeds from our primary shares sold in such Offering, as determined in good faith by the Managing Dealer in its sole discretion.

In addition, at the end of the month in which the Managing Dealer in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Managing Dealer or the applicable broker), the Managing Dealer shall cease receiving the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Shares in such shareholder’s account, in the Managing Dealer’s discretion. At the end of such month, the applicable Distribution Shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV.

The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Fund’s trustees who are not “interested persons,” as defined in the 1940 Act, of the Fund and who have no direct or indirect financial interest in the Fund’s distribution plan or the Managing Dealer Agreement or by vote a majority of the outstanding voting securities of the Fund, on not more than 60 days’ written notice to the Managing Dealer or the Adviser. This Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. Obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares distributed in this offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first 12 months commencing on the date of the Expense Support Agreement, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV (referred to as a “Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, Administration Fees, and other general and administrative expenses.

Upon the termination of Adviser’s obligation to make Required Expense Payments, the Adviser may elect to pay, at such times as the Adviser determines, certain expenses on the Fund’s behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund (referred to as “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within 3 years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.”

“Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Fund’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 0.70% of the Fund’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Escrow Agreement

The Fund has entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Fund will take purchase orders and hold investors’ funds in an interest-bearing escrow account until it receives purchase orders for at least $100,000,000, including any shares purchased in private offerings, and the Board has authorized the release of the escrowed purchase order proceeds to the Fund so that operations can commence. Notwithstanding the foregoing, an investor may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time before the escrowed funds are released to the Fund. Once the Fund has broken escrow and commenced operations, interest earned on funds in escrow will be released to the Fund’s account and constitute part of the Fund’s net assets.

Note 4. Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Fund breaks escrow for this offering, and at the discretion of the Fund’s Board, the Fund intends to commence a share repurchase program in which the Fund intends to repurchase, in each quarter, up to 5% of the Fund’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter.

The Fund expects to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Fund’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

The Fund intends to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Note 5. Commitments and Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

The Adviser and/or its affiliates have agreed to advance all of the Fund’s organization and offering expenses on the Fund’s behalf through the date on which the Fund breaks escrow for the offering. Pursuant to the Expense Support Agreement, for the 12-month period commencing from the date of the Expense Support Agreement the Adviser is obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. The Fund will be obligated to reimburse the Adviser and/or its affiliates, as applicable, for such advanced expenses only if certain conditions are met. The total organization expenses, professional fees, Board of Trustees fees and other general and administrative costs incurred as of December 31, 2022 was $847,932, of which all had been advanced by the Adviser. The total offering expenses incurred as of December 31, 2022 was $1,306,724, of which all had been advanced by the Adviser.

Warehouse Investments

Beginning September 6, 2022, the Fund entered into multiple Purchase Agreements with Macquarie Bank Limited and certain of its affiliates (the “Financing Provider”). Under the Purchase Agreements, the Fund has contingent forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider, who is obligated to sell such investments subject to the following conditions: (a) that the Fund has received subscriptions of at least $100 million; and (b) that the Board has approved the launch of the Fund and the purchase of the Warehouse Investments (collectively, the “Warehousing Conditions”). The Warehouse Investments primarily consist of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Fund’s investment strategy. As of December 31, 2022, the Fund had $66,657,204 of contingent forward obligations to settle the purchase of Warehouse Investments.

The Fund’s contingent forward obligations to the Financing Provider under the purchase agreements are guaranteed by an affiliate of the Adviser.

Note 6. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of common shares at $0.01 per share par value. On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share.

The Fund intends to offer on a continuous basis up to $1,000,000,000 of common shares. The Fund expects to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for common shares in the primary offering will be $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the NAV per share as of the effective date of the monthly share purchase date.

The Fund will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Fund receives purchase orders for at least $100,000,000, in any combination of purchases of Class S shares, Class D shares and Class I shares, and the Fund’s Board has authorized the release of funds in the escrow account.

As of December 31, 2022, there were no shares of Class S or Class D common shares outstanding.

Note 7. Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to December 31, 2022, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s financial statements except as disclosed below.

Amendment to Advisory Agreement

On February 1, 2023, the Board of Trustees of Fidelity Private Credit Fund approved an amendment of the Fund’s Investment Advisory Agreement (“Second Amended and Restated Investment Advisory Agreement”). The Second Amended and Restated Investment Advisory Agreement extends the initial duration of the agreement to November 30, 2024, and includes amendments that were made in response to comments from certain state securities regulators in connection with the registration of the Fund’s shares in certain states. The amendments are intended to conform to certain provisions of the Omnibus Guidelines Statement of Policy adopted by the North American Securities Administrators Association (the “Omnibus Guidelines”), as interpreted by such state securities regulators. The amendments clarify that the Fund is prohibited from receiving or accepting any rebate, give-up or similar arrangement or participate in any reciprocal business arrangements as outlined in the Omnibus Guidelines, and further clarify that Fidelity Diversifying Solutions LLC, the Fund’s Adviser, will ensure that the Fund’s assets are to be protected from the claims of creditors of affiliated companies.
The Second Amended and Restated Investment Advisory Agreement became effective on February 1, 2023.

Changes in Executive Officers

On February 1, 2023, the Board of Trustees of the Fund appointed Heather Bonner as President and Treasurer of the Fund, effective on February 1, 2023. Ms. Bonner’s appointment coincides with the resignation, effective as of the close of business on February 1, 2023, of Stephanie Brown as the President and Treasurer of the Fund. Ms. Brown's decision to resign was not the result of any disagreement relating to FMR or the Fund’s operations, policies or practices. Ms. Brown has assumed the role as Asset Management Chief Compliance Officer for FMR.

On February 1, 2023, the Board of Trustees of the Fund also appointed Harley Lank as Vice President of the Fund, effective on February 1, 2023. Mr. Lank’s appointment coincides with the resignation, effective as of the close of business on February 1, 2023, of Vadim Zlotnikov as the Vice President of the Fund. Mr. Zlotnikov’s decision to resign was not the result of any disagreement relating to FMR or the Fund’s operations, policies or practices. Mr. Zlotnikov has assumed the role as Head of Fidelity Institutional for FMR.

Related Party Transaction

On March 13, 2023, an affiliate of the Adviser purchased 1,280,002 shares of the Fund’s Class I common shares at $25.00 per share.

Release and Utilization of Escrow Proceeds

On March 13, 2023, the Fund broke escrow and launched Class I with approximately $102 million and 4,084,372 shares. Also on March 13, 2023, the Fund met the Warehousing Conditions and was obligated to acquire the assets held by the Financing

Provider through forward purchase agreements. The forward purchase obligations to settle the purchase of the Warehouse Investments on March 13, 2023 were $104,798,430.

Credit Facility

On March 17, 2023 the Fund, as Borrower, entered into a senior secured revolving credit facility (the “Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as lead arranger and bookrunner. The Agreement is effective as of March 17, 2023.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies under the Facility. Advances under the Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Agreement) in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Agreement. The Fund will also pay a fee of 0.375% on average daily undrawn amounts under the Facility.

The initial principal amount of the Facility is $460,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,000,000,000, subject to the satisfaction of certain conditions.

The Facility is guaranteed by certain subsidiaries of the Fund, and will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Agreement.

The Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $60,000,000 limit for swingline loans.

The availability period under the Facility will terminate on March 17, 2027 (the “Commitment Termination Date”) and the Facility will mature on March 17, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Fund to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 17, 2023 the Fund, as Borrower, entered into a senior secured revolving credit facility (the “Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as lead arranger and bookrunner. The Agreement is effective as of March 17, 2023.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies under the Facility. Advances under the Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Agreement) in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the Agreement. The Fund will also pay a fee of 0.375% on average daily undrawn amounts under the Facility.

The initial principal amount of the Facility is $460,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,000,000,000, subject to the satisfaction of certain conditions.

The Facility is guaranteed by certain subsidiaries of the Fund, and will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Agreement.

The Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $60,000,000 limit for swingline loans.

The availability period under the Facility will terminate on March 17, 2027 (the “Commitment Termination Date”) and the Facility will mature on March 17, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the

Maturity Date, the Fund will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Fund to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The description above is only a summary of the material provisions of the Agreement and is qualified in its entirety by reference to a copy of the Agreement, which is filed as Exhibit 10.14 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board

Our business and affairs are managed under the direction of our Board of Trustees. The Trustees are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. Our Board consists of four members, three of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as “Independent Trustees”. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served
Interested Trustees
David B. Jones	1962	Chairman of the Board of Trustees	Since 2022
Independent Trustees
Jennifer M. Birmingham	1971	Trustee	Since 2022
Matthew J. Conti	1966	Trustee	Since 2022
Tara C. Kenney	1960	Trustee	Since 2022

The address for each trustee is c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served
Heather Bonner	1977	President and Treasurer	Since 2023
John J. Burke III	1964	Chief Financial Officer	Since 2022
David Gaito	1976	Vice President	Since 2022
Therese Icuss	1983	Vice President	Since 2022
Cynthia Lo Bessette	1969	Secretary and Chief Legal Officer	Since 2022
Ksenia Portnoy	1980	Chief Compliance Officer	Since 2022
Jeffrey Scott	1975	Vice President	Since 2022
Vishal Sheth	1982	Vice President	Since 2022
Harley Lank	1968	Vice President	Since 2023

The address for each executive officer is c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

David B. Jones. Chairman of the Board of Trustees. Mr. Jones also serves as Trustee of other Fidelity® funds. Prior to his retirement, Mr. Jones served in a variety of positions at Fidelity Investments (1982-2008), retiring as a Senior Vice President. His duties included new product development, serving as a liaison to the board of trustees of various Fidelity funds, and development of policies and procedures for fund investments in derivatives and complex securities. He also served on the FMR Fair Value Committee, which is responsible for day-to-day valuation activities for various Fidelity funds.

Independent Trustees

Jennifer M. Birmingham. Trustee. Ms. Birmingham also serves as Trustee of other Fidelity® funds. Ms. Birmingham serves as Managing Director of Princeton University Investment Company (PRINCO) (2010-present). Previously, Ms. Birmingham served in a variety of positions at Deutsche Bank Asset Management (2002-2010), including Managing Director, Global CFO of DB Advisors and Deutsche Insurance Asset Management, Americas CFO of DWS Americas and various legal entities (2005-2010). Prior to Deutsche Bank, Ms. Birmingham was an employee of Investors Bank and Trust Company (1997-2002) and Deloitte & Touche LLP (1993-1997).

Matthew J. Conti. Trustee. Mr. Conti also serves as Trustee of other Fidelity® funds. Prior to his retirement, Mr. Conti served in a variety of positions at Fidelity Investments, including as a portfolio manager to certain Fidelity® funds (2000-2018) and research analyst (1995-2003). Mr. Conti serves as a member of the Board of Directors of the Rose Kennedy Greenway Conservancy (2021-present).

Tara C. Kenney. Trustee. Ms. Kenney also serves as Trustee of other Fidelity® funds. Prior to her retirement, Ms. Kenney served as Senior Vice President of Boston Common Asset Management (2017-2020). Previously, Ms. Kenney served as Managing Director in a variety of roles for Deutsche Asset Management (2003-2016) as well as Scudder Investments where she was a Portfolio Manager (1995-2003). Currently, Ms. Kenney serves as a Board member for a number of non-profit organizations and academic institutions, including Catholic Charities USA (2017-present) and the Kellogg Institute for International Studies at the University of Notre Dame (2002-present). Ms. Kenney is also an adjunct professor of finance at the University of Notre Dame.

Executive Officers Who are not Trustees

Heather Bonner. President and Treasurer. Ms. Bonner also serves as President and Treasurer of other funds. Ms. Bonner serves as Senior Vice President (2022 – present) and is an employee of Fidelity Investments (2022 – present). Ms. Bonner serves as Assistant Treasurer of Fidelity CRET Trustee LLC (real estate development and management, 2022 – present). Prior to joining Fidelity Investments, Ms. Bonner served as the treasurer and principal financial officer of the AQR Funds (2013 – 2022).

John J. Burke III. Chief Financial Officer. Mr. Burke also serves as Chief Financial Officer of other affiliated funds. Mr. Burke serves as Head of Fidelity Fund and Investment Operations (2018-present) and is an employee of Fidelity Investments (1998-present). Previously Mr. Burke served as head of Asset Management Investment Operations (2012-2018).

David Gaito. Vice President. Mr. Gaito serves as Head of Direct Lending in the High Income and Alternatives division (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Gaito held several senior roles at PNC Corporate and Institutional Banking (1999-2021). He was most recently an executive vice president and division executive for PNC’s middle market senior secured lending platform.

Therese Icuss. Vice President. Ms. Icuss serves as Managing Director of underwriting and credit in the High Income and Alternatives division (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Ms. Icuss was co-head of underwriting at Twin Brook Capital Partners from 2019-2021, Director (2018-2019) and VP (2016-2017).

Harley Lank. Vice President. Mr. Lank serves as President of Fidelity Investments’ High Income and Alternatives division, is an employee of Fidelity Investments (1996 – present), and a portfolio manager of certain Fidelity funds and other privately offered funds. Mr. Lank also serves as Chief Executive Officer, President, or Director of certain Fidelity entities. Previously, Mr. Lank managed various Fidelity funds and products.

Cynthia Lo Bessette. Secretary and Chief Legal Officer. Ms. Lo Bessette also serves as an officer of other affiliated funds. Ms. Lo Bessette serves as CLO, Secretary, and Senior Vice President of Fidelity Management & Research Company LLC (investment adviser firm, 2019-present); Secretary of Fidelity Diversifying Solutions LLC (investment adviser firm,

2022-present); CLO of Fidelity Management & Research (Hong Kong) Limited, FMR Investment Management (UK) Limited, and Fidelity Management & Research (Japan) Limited (investment adviser firms, 2019-present); Secretary of FD Funds GP LLC (2021-present), FD Funds Holding LLC (2021-present), and FD Funds Management LLC (2021-present); and Assistant Secretary of FIMM, LLC (2019-present). She is a Senior Vice President and Deputy General Counsel of FMR LLC (diversified financial services company, 2019-present), and is an employee of Fidelity Investments. Previously, Ms. Lo Bessette served as CLO, Secretary, and Senior Vice President of FMR Co., Inc. (investment adviser firm, 2019); Secretary of Fidelity SelectCo, LLC and Fidelity Investments Money Management, Inc. (investment adviser firms, 2019). Prior to joining Fidelity Investments, Ms. Lo Bessette was Executive Vice President, General Counsel (2016-2019) and Senior Vice President, Deputy General Counsel (2015-2016) of OppenheimerFunds (investment management company) and Deputy Chief Legal Officer (2013-2015) of Jennison Associates LLC (investment adviser firm).

Ksenia Portnoy. Chief Compliance Officer. Ms. Portnoy also serves as Chief Compliance Officer of other affiliated funds. Ms. Portnoy is a Senior Vice President of Asset Management Compliance for Fidelity Investments and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity, Ms. Portnoy worked in the asset management divisions of Morgan Stanley Investment Management (investment adviser firm, 2020-2021), Mizuho (investment adviser firm, 2015-2020), Guggenheim Partners (investment adviser firm, 2012-2015) and Neuberger Berman (formerly, Lehman Brothers (investment adviser firm, 2008-2012)).

Jeffrey Scott. Vice President. Mr. Scott serves as Managing Director of originations in the High Income Alternatives division (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Scott was a Managing Director at Madison Capital Funding (now Apogem Capital) (2013-2021).

Vishal Sheth, Vice President. Mr. Sheth serves as Head of Alternatives Finance for the Asset Management division at Fidelity and is an employee of Fidelity Investments (2022-present). Prior to joining Fidelity, Mr. Sheth was Chief Financial Officer at Twin Brook Capital Partners (2017-2022) and Director of Accounting at Angelo Gordon (2014-2017). He has been in the financial industry since 2004.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to Fidelity Private Credit Fund, c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210.

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Committee of the Board

Our Board currently has one committee: an audit committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. We also do not have a nominating committee; such matters are considered by the full Board, including the Independent Trustees, or, when applicable, by only the Independent Trustees. The Board will consider nominees for Trustees recommended by shareholders. Recommendations should be submitted to the Independent Trustees in care of the Secretary of the Fund. Under the Declaration of Trust, the Fund is not required to hold annual meetings.

Audit Committee

The audit committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of audit engagements with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of three persons including Jennifer Birmingham, Matthew Conti and Tara Kenney, all of whom are considered independent for purposes of the 1940 Act. Jennifer Birmingham serves as the chair of the Audit Committee. Our Board has determined that Jennifer Birmingham qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-X of the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it will also be available on the Fund’s website at fidcredit.com.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us, approves the appointment of our investment adviser, administrator and officers, and has oversight of the valuation process used to establish the Fund’s NAV. The role of our Board, and of any individual Trustees, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board may designate one of our Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board. David B. Jones is an interested person and currently serves as Chairman. The Trustees have determined that an interested Chairman is appropriate and benefits shareholders because an interested Chairman has a personal and professional stake in the quality and continuity of services provided to the Fund. Independent Trustees exercise their informed business judgment to appoint an individual of their choosing to serve as Chairman, regardless of whether the Trustee happens to be independent or a member of management. The Independent Trustees have determined that they can act independently and effectively without having an Independent Trustee serve as Chairman and that a key structural component for assuring that they are in a position to do so is for the Independent Trustees to constitute a substantial majority for the Board. The Independent Trustees also regularly meet in executive session.

Fidelity® funds are overseen by different Boards of Trustees. Our Board oversees the Fund and certain Fidelity’s alternative investment funds. Other Boards oversee Fidelity’s investment-grade bond, money market, asset allocation, high income and equity funds. The use of separate Boards, each with its own committee structure, allows the Trustees of each group of Fidelity® funds to focus on the unique issues of the funds they oversee, including common research, investment, and operational issues. On occasion, the separate Boards establish joint committees to address issues of overlapping consequences for the Fidelity® funds overseen by each Board. Our Board believes that, collectively, the Trustees have balanced and diverse experience, qualifications, attributes, and skills, which allow the Board to operate effectively in governing the Fund and protecting the interests of shareholders.

Board Role in Risk Oversight

Our Board performs its risk oversight function primarily through (i) its standing committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (ii) active monitoring by our CCO and our compliance policies and procedures.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board in risk oversight is generally effective and appropriate given the extensive regulation to which we will be subject as a BDC. As a BDC, we will be required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Fund’s executive officers and trustees, and any persons holding more than 10% of the Fund’s shares, are required to report their beneficial ownership and any changes therein to the SEC. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based on the Fund’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Fund’s executive officers and trustees, we believe that during the fiscal year ended December 31, 2022, all section 16(a) filing requirements applicable to such persons were timely filed.

Dollar Range of Equity Securities Beneficially Owned by Trustees

The following table sets forth the dollar range of our equity securities as of March 16, 2023:

Name and Address	Dollar Range of Equity Securities in the Fund (1)(2)(3)	Dollar Range of Equity Securities in the Fund Complex (1)(3)(4)
Interested Trustees
David B. Jones	over $100,000	over $100,000
Independent Trustees
Jennifer M. Birmingham	None	None
Matthew J. Conti	None	over $100,000
Tara C. Kenney	None	None

1)
Beneficial ownership has been determined in accordance with Rule 16-1(a)(2) of the Exchange Act.
2)
Dollar ranges were determined using the number of shares that are beneficially owned as of March 16, 2023, multiplied by the Fund’s net asset value per share as of $25.00.
3)
The dollar range of equity securities beneficially owned are: none, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
4)
The “Fund Complex” consists of the Fund, Fidelity Risk Parity Fund, Fidelity Macro Opportunities Fund, Fidelity Hedged Equity Fund, and Fidelity Hedged Equity Central Fund.

Item 11. Executive Compensation.

Executive Compensation

None of our officers will receive direct compensation from us.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chairperson. These Trustees are Jennifer Birmingham, Matthew Conti and Tara Kenney. The below table sets forth compensation received by each Trustee from the Fund for the year ended December 31, 2022:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Committee Retainer Fee	Audit
$170,000	$10,000	$8,000

We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our Trustees who also serve in an executive officer capacity for us or the Adviser.

Name	Total Compensation earned from the Fund for the year ended December 31, 2022 (3)	Total Compensation earned from the Fund Complex for the year ended December 31, 2022
Interested Trustees
David B. Jones(1)	$—	$—
Independent Trustees
Jennifer M. Birmingham(2)	$43,250	$135,500
Matthew J. Conti	$41,250	$127,500
Tara C. Kenney	$41,250	$127,500

(1)
David B. Jones is an interested trustee and, as such, does not receive compensation from the Fund or the Fund Complex for his services as trustee.
(2)
Includes compensation as Chairperson of the Audit Committee.
(3)
The Fund does not have a profit-sharing plan and trustees do not receive any pension or retirement benefits from the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 16, 2023, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of our Trustees and each executive officers; and
•
all of our Trustees and executive officers as a group.

Percentage of beneficial ownership is based on 4,084,372 shares outstanding as of March 16, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Common Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Trustees
David B. Jones	6,000	*
Independent Trustees(1)
Jennifer M. Birmingham	—	—
Matthew J. Conti	—	—
Tara C. Kenney	—	—
Executive Officers who are not Trustees(1)
Heather Bonner	—	—
John J. Burke III	—	—
David Gaito	16,000	*
Therese Icuss	10,000	*
Cynthia Lo Bessette	—	—
Ksenia Portnoy	—	—
Jeffrey Scott	10,000	*
Vishal Sheth	5,000	*
Harley Lank	80,000	1.96%
Other
FMR Capital, Inc.(2)	80	*
FMR LLC (2)	1,280,002	31.34%
All officers and Trustees as a group (13 persons)	127,000	3.11%

* Less than 1%.

(1)
The address for all of the Fund’s officers and Trustees is Fidelity Private Credit Fund, c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210.
(2)
The address for FMR Capital, Inc. and FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advisory Agreement; Administration Agreement; Expense Support Agreement

We have entered into an Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25.% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain ‘hurdle rate’ and (ii) our capital gains.

We have entered into an Administration Agreement with the Administrator pursuant to which we pay the Administrator an administration fee at an annual rate of 0.32% of the Fund’s month-end net asset value.

Each of the Advisory and Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.

We have also entered into the Expense Support Agreement with the Adviser. Pursuant to the Expense Support Agreement, for the 12-month period commencing from the date of the Expense Support Agreement the Adviser is obligated to advance all of our Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. We will be obligated to reimburse the Adviser and/or its affiliates, as applicable, for such advanced expenses only if certain conditions are met. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal and auditing fees), custodian and transfer agent fees, third-party valuation agent fees, insurance costs, trustee fees, administration fees and other general and administrative fees.

For the year ended December 31, 2022, we did not pay the Adviser any base management fees.

For the year ended December 31, 2022, we did not pay or accrue any income based incentive fee or any capital gain incentive fee.

For the year ended December 31, 2022, we did not incur any administrative fees.

For the year ended December 31, 2022, we did not reimburse any expenses advanced by the Adviser.

As of December 31, 2022, the amount of expense support provided by the Adviser since inception was $847,932. The following table reflects the expense support that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the period ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
December 31, 2022	$847,932	$—	$847,932	December 31, 2025
Total	$847,932	$—	$847,932

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, the Adviser must offer an opportunity for the Fund to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other affiliated funds that target similar assets in accordance with allocation policies and procedures described above. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. We have entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

The Board or Audit Committee, as appropriate, reviews potential related party transactions brought to its attention pursuant to the Fund’s compliance policies and procedures. The Fund’s policies and procedures and Code of Ethics place significant restrictions on related party transactions.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP (PCAOB ID No. 34) for the year ended December 31, 2022 was $80,350.

Fees included in the audit fees category are those associated with the seed and annual audit of the Fund’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by Deloitte & Touche LLP for the year ended December 31, 2022.

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the year ended December 31, 2022.

Tax Fees

No tax fees were billed by Deloitte & Touche LLP for services rendered to the Fund for professional tax services for the year ended December 31, 2022.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the year ended December 31, 2022.

All Other Fees

No fees billed by Deloitte & Touche LLP for products and services provided to the Fund, other than the services reported in “Audit Fees” above, for the year ended December 31, 2022.

Fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the year ended December 31, 2022.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2022. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Fund

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor (the “Independent Auditor”) in order to assure that the performance of these services does not impair the auditor’s independence from the Fund. Accordingly, the Audit Committee has adopted policies and procedures, which sets forth the conditions and procedures governing the pre-approval services that the Independent Auditor proposes to provide.

Annual Approval

On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided in accordance with adopted policies and procedures. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the policies and procedures. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception

In the event that the Independent Auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Audit Committee’s Independent Auditor Services Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Fund to the Independent Auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte & Touche LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Fund that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Fund that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Fund is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page 77 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	Declaration of Trust of the Registrant.*
3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.*
3.3	Third Amended and Restated Bylaws of the Registrant.*
4.1	Form of Subscription Agreement (FI).*
4.2	Form of Subscription Agreement (PI).*
10.1	Second Amended and Restated Investment Advisory Agreement(4)
10.2	Amended and Restated Administration Agreement.*
10.3	Managing Dealer Agreement.*
10.4	Form of Selected Intermediary Agreement(1)
10.5	Distribution Reinvestment Plan.*
10.6	Distribution and Service Plan Class S and Class D Shares.*
10.7	Distribution and Service Plan Class I Shares.*
10.8	Custodian Agreement, between State Street Bank and Trust Company and Fidelity Private Credit Fund(3)
10.9	Multiple Class of Shares Plan.*
10.10	Expense Support and Conditional Reimbursement Agreement.*
10.11	Amendment to the Expense Support and Conditional Reimbursement Agreement.*
10.12	Fee Waiver Agreement.*
10.13	Subscription Agreement for Seed Capital(2)

10.14

Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Fidelity Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and bookrunners.* (5)

14.1	Code of Ethics(2)
21.1	Subsidiaries.*
24.1	Power of Attorney.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1) Previously filed as an Exhibit to the Fund’s Previously filed as an exhibit to the Registration Statement on Form N-2 (File No. 333-267297), filed on September 6, 2022.

(2) Previously filed as an exhibit to the Registration Statement on Form N-2 (File No. 333-267297), filed on October 28, 2022.

(3) Previously filed as an exhibit to the Registration Statement on Form N-2 (File No. 333-267297), filed on December 30, 2022.

(4) Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on February 6, 2023.

(5) Schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Registrant has duly caused this Annual Report on Form 10-K (the “Annual Report”) to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: March 22, 2023	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heather Bonner
Heather Bonner	President and Treasurer (principal executive officer)	Date: March 22, 2023
/s/ John J. Burke III
John J. Burke III	Chief Financial Officer (principal financial officer)	Date: March 22, 2023
/s/ David B. Jones
David B. Jones*	Trustee and Chairman of the Board	Date: March 22, 2023
/s/ Jennifer M. Birmingham
Jennifer M. Birmingham*	Trustee	Date: March 22, 2023
/s/ Matthew J. Conti
Matthew J. Conti*	Trustee	Date: March 22, 2023
/s/ Tara C. Kenney
Tara C. Kenney*	Trustee	Date: March 22, 2023

*By:	/s/ Heather Bonner
As Agent or Attorney-in-Fact

The original power of attorney authorizing Heather Bonner to execute the Annual Report, and any amendments thereto, for the trustees of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.