Form 10-Q
period 2023-03-31
Fidelity Private Credit Fund
filed 2023-05-12
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 8, 2023 was 4,752,671, 0 and 0 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Private Credit Fund

Statements of Assets and Liabilities

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliated investments (cost $103,515,599)	$104,556,936	$—
Cash	14,921,105	2,000
Deferred offering costs	1,313,562	1,306,724
Deferred financing costs	4,193,222	—
Receivables from sales and paydowns of investments	133,641	—
Interest receivable	1,938,637	—
Receivables from affiliates	677,518	—
Total Assets	$127,734,621	$1,308,724
Liabilities
Debt	$22,000,000	$—
Other accounts payable and accrued liabilities	210,105	—
Interest payable	90,315	—
Capital gains incentive fee payable	130,167	—
Due to affiliates	1,908,234	1,306,724
Total Liabilities	$24,338,821	1,306,724
Commitments and contingencies (Note 6)
Net Assets
Class I Common Shares, par value $0.01 per share, unlimited shares authorized, 4,084,372 and 80 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$40,844	$1
Class D Common Shares, par value $0.01 per share, unlimited shares authorized, 0 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class S Common Shares, par value $0.01 per share, unlimited shares authorized, 0 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Paid-in-capital in excess of par value	102,068,464	1,999
Total distributable earnings (loss)	1,286,492	—
Total Net Assets	$103,395,800	$2,000
Total Liabilities and Net Assets	$127,734,621	$1,308,724
Net Asset Value Per Share
Class I Shares
Net assets	$103,395,800	$2,000
Total number of shares	4,084,372	80
Net asset value per share	$25.31	$25.00

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Statement of Operations

(unaudited)

Three Months Ended March 31, 2023
Investment Income
From non-controlled / non-affiliated investments
Interest income	$539,752
Total Investment Income	539,752
Expenses
Interest expense	127,659
Management fees	65,191
Income based incentive fees	46,915
Capital gains incentive fees	130,167
Administration fees	16,814
Organization expenses	1,163
Amortization of offering costs	119,415
Board of Trustees’ fees	89,750
Professional fees	396,839
Other general and administrative expenses	90,308
Total Expenses Before Reductions	1,084,221
Expense support	(677,518)
Management fees waived	(65,191)
Income based incentive fees waived	(46,915)
Net Expenses	294,597
Net Investment Income (Loss)	245,155
Net Realized and Unrealized Gains (Losses) on Investments
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliated investments	1,041,337
Net Realized and Unrealized Gains (Losses) on Investments	1,041,337
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,286,492

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Statement of Changes in Net Assets

(unaudited)

Three Months Ended March 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$245,155
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliated investments	1,041,337
Net increase (decrease) in net assets resulting from operations	1,286,492
Capital Share Transactions
Issuance of common shares - Class I	102,107,308
Net increase (decrease) in net assets resulting from capital share transactions	102,107,308
Total Increase (Decrease) in Net Assets	103,393,800
Net assets, beginning of period	2,000
Net Assets, End of Period	$103,395,800

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Statement of Cash Flows

(unaudited)

Three Months Ended March 31, 2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,286,492
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(103,636,761)
Proceeds from sales of investments and principal repayments	158,641
Net change in unrealized (appreciation) depreciation on investments	(1,041,337)
Net accretion of discount and amortization of premium	(37,479)
Amortization of deferred financing costs	37,343
Amortization of offering costs	1,163
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(133,641)
(Increase) decrease in interest receivable	(1,938,637)
(Increase) decrease in receivables from affiliates	(677,518)
Increase (decrease) in other accounts payable and accrued liabilities	210,105
Increase (decrease) in interest payable	90,315
Increase (decrease) in capital gains incentive fee payable	130,167
Increase (decrease) in due to affiliates	601,510
Net Cash Provided by (Used in) Operating Activities	(104,949,637)
Cash Flows from Financing Activities
Payment of financing costs	(4,230,565)
Offering costs paid and deferred	(8,001)
Proceeds from issuance of common shares	102,107,308
Proceeds from borrowings	22,000,000
Net Cash Provided by (Used in) Financing Activities	119,868,742
Net change in cash	14,919,105
Cash, beginning of period	2,000
Cash, End of Period	$14,921,105

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Schedule of Investments

March 31, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Non-controlled / non-affiliated investments
First Lien Debt
Air Freight & Logistics
R1 Holdings, LLC (f)	Term Loan	SOFR	+	6.25%	11.11%	12/29/2028	5,407,004	$5,203,116	$5,251,823
STG Logistics Inc (g)	Term Loan	SOFR	+	6.00%	10.83%	3/24/2028	10,000,000	9,589,275	9,650,000
								14,792,391	14,901,823	14.41%
Application Software
Prism Parent Co Inc. (g)	Term Loan	SOFR	+	6.00%	10.69%	9/16/2028	5,172,153	4,987,113	5,077,503
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(h)	Term Loan	SOFR	+	7.25%	11.98%	12/9/2029	5,138,234	4,924,994	4,990,767
User Zoom Technologies, Inc (f)	Term Loan	SOFR	+	7.50%	11.64%	4/5/2029	10,000,000	9,639,024	9,700,000
								19,551,131	19,768,270	19.12%
Building Products
Copperweld Group, Inc. (f)	Term Loan	SOFR	+	6.00%	11.16%	3/31/2026	6,273,165	6,042,852	6,120,100
								6,042,852	6,120,100	5.92%
Diversified Support Services
MRI Acquisitions, Inc (f)	Term Loan	SOFR	+	5.75%	10.80%	12/30/2025	5,817,433	5,645,426	5,701,085
Ruppert Landscape, LLC (g)	Term Loan	SOFR	+	5.75%	10.83%	12/1/2028	4,987,500	4,797,058	4,837,376
								10,442,484	10,538,461	10.19%
Health Care Services
AB Centers Acquisition Corporation (g)	Term Loan	SOFR	+	6.00%	10.93%	9/6/2028	4,996,517	4,750,062	4,860,112
VIP Medical US Buyer, LLC (f)	Term Loan	SOFR	+	5.75%	10.66%	12/12/2028	5,600,963	5,447,646	5,481,662
Houseworks Holdings, LLC (f)	Term Loan	SOFR	+	6.75%	11.86%	12/16/2028	4,987,500	4,792,353	4,849,346
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)	Term Loan	SOFR	+	6.50%	11.30%	1/3/2029	9,476,818	9,185,066	9,240,845
								24,175,127	24,431,965	23.63%

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Schedule of Investments

March 31, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Industrial Machinery & Supplies & Components
Lake Air Products, LLC (f)	Term Loan	SOFR	+	6.75%	12.05%	1/9/2029	9,640,000	9,325,549	9,400,928
								9,325,549	9,400,928	9.09%
Pharmaceuticals
Alcami Corporation (f)	Term Loan	SOFR	+	7.00%	11.91%	12/21/2028	9,975,000	$9,531,968	$9,642,832
								9,531,968	9,642,832	9.33%
Specialized Consumer Services
USW Buyer, LLC (f)	Term Loan	SOFR	+	6.25%	11.25%	11/3/2028	4,987,500	4,822,451	4,887,750
Senske Lawn and Tree Care, LLC (g)	Term Loan	SOFR	+	5.50%	10.40%	12/15/2028	4,987,500	4,831,646	4,864,807
								9,654,097	9,752,557	9.43%
Total First Lien Debt								103,515,599	104,556,936	101.12%

Total Investments - non-controlled / non-affiliated								103,515,599	104,556,936	101.12%
Total Investment Portfolio								$103,515,599	$104,556,936	101.12%

(a)
All investments are pledged as collateral under the credit facility, unless otherwise indicated. All debt investments are income producing unless otherwise indicated.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) which resets daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost.
(e)
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
The interest rate floor on these investments as of March 31, 2023 was 1.00%.
(g)
The interest rate floor on these investments as of March 31, 2023 was 0.75%.
(h)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2023, non-qualifying assets represented 4.8% of total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these financial statements

Fidelity Private Credit Fund

Notes to Financial Statements

(unaudited)

Note 1. Organization

Fidelity Private Credit Fund (the “Fund”) is a non-diversified, closed-end management investment company formed as a Delaware statutory trust on March 23, 2022. The Fund has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and also intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. The Fund commenced operations on March 13, 2023.

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve its investment objective by investing primarily in directly originated loans to private companies but also in liquid credit investments, like broadly syndicated loans, and other select private credit investments. The Fund will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. Specific private investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised from a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Adviser may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions. In order to provide liquidity for share repurchases, the Fund intends to maintain an allocation to syndicated loans and other liquid investments.

The Fund will invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are private and may be backed by a private equity sponsor but may also include investments in small capitalization public companies or companies that are backed by a non-private equity sponsor ownership group. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, and public U.S. operating companies having a market capitalization of less than $250,000,000. The Fund may also invest to a lesser degree in non-U.S. companies.

The Fund offers on a continuous basis up to $1,000,000,000 of common shares of beneficial interest (the “Common Shares”) pursuant to an offering registered with the SEC (the “Offering”). The Fund offers to sell any combination of three classes of Common Shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. The initial offering price for the Common Shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share as of the effective date of the monthly share purchase date.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The Fund’s functional currency is U.S. dollars and these financial statements have been prepared in that currency. These financial statements reflect all adjustments considered necessary for the fair presentation of financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s financial position or the results of operations as previously reported.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Organization and Offering Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and amortized to expense on the Fund’s statement of operations on a straight line-basis over 12 months from the date of incurrence.

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

For the three months ended March 31, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

Deferred Financing Costs

The Fund records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the life of the related obligation.

Investment Valuation

The Fund values its investments, upon which its NAV is based, in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Fund’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on third-party valuation services to verify the fair value determinations of certain investments. A third-party valuation service will generally review a portion of the Fund’s investments in loans each quarter such that on an annual basis most of the loans’ values will be tested for appropriateness and reliability. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

Valuation techniques used to value the Fund’s investments by major category are as follows:

•
Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.
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
•
Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities.

•
Investments in open-end investment companies, including the Fidelity Central Funds, are valued at their closing NAV.

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings include trades executed through the end of the last business day of the period. Realized gains and losses on investments sold are determined using the specific identification method.

Interest Income

Interest income is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt investments. Commitment fees, loan origination fees, original issue discount and market discount or premium are capitalized into the cost of the investment to which it applies and accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or original issue discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

Fee Income

The Fund earns certain fees in connection with its direct lending underwriting activities. These fees are in addition to interest payments earned and may include amendment fees, consent fees and prepayment fees. Certain fees such as structuring fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Fund are recorded as other income when the services are rendered.

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of March 31, 2023, no loans in the portfolio were on non-accrual status.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash or highly liquid assets with original maturities of three months or less from the date of purchase. Cash and cash equivalents are carried at amortized cost which approximates fair value. As of December 31, 2022 and March 31, 2023, the Fund did not hold any cash equivalents.

Expenses

Expenses are recorded on the accrual basis. Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known.

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

The Adviser has agreed to waive all management fees for the first six months following the date on which the Fund broke escrow, which was on March 13, 2023.

For the three months ended March 31, 2023, management fees earned were $65,191, pro-rated for the period March 13 through March 31, 2023, all of which were voluntarily waived by the Adviser. As of March 31, 2023, no amounts were payable to the Adviser for management fees.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

Incentive Fee based on Income

The incentive fee based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares and is calculated and payable at the end of each calendar quarter. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Fund’s administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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
•
100% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% per quarter (5.72% annualized). This portion of the Fund’s Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Fund’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceed a rate of return of 1.43% per quarter (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser has agreed to waive the incentive fee based on income for the first six months following the date on which the Fund broke escrow, which was on March 13, 2023. For the three months ended March 31, 2023, incentive fees based on income were $46,915, all of which was voluntarily waived by the Adviser. As of March 31, 2023, no amounts were payable to the Adviser for incentive fees based on income.

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

There was no incentive fee based on capital gains payable to the Adviser under the Advisory Agreement as of March 31, 2023.

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period. For the three months ended March 31, 2023, $130,167 of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the statement of operations. As of March 31, 2023, $130,167 related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the statement of assets and liabilities.

Administration Agreement

The Fund has entered into an Administration Agreement (the “Administration Agreement”) with FDS (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the fund operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board of Trustees (the “Board”), managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund will pay the Administrator a monthly fee of 0.02666% (0.32% on an annualized basis) of the Fund’s month-end NAV and reimburse the Administrator for the costs and expenses of the Fund incurred by the Administrator. The Administration Fee is an expense paid out of the Fund’s net assets and is computed based on the value of the net assets of the Fund as of the close of business on the last business day of each month (including any assets in respect of Shares that are repurchased as of the end of the quarter).

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

For the three months ended March 31, 2023, the Fund incurred $16,814 in expenses under the Administration agreement, pro-rated for the period March 13 through March 31, 2023, which were recorded as administration fees on the statement of operations.

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

Transfer Agent Agreement

The Fund has entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC ("FIIOC"), an affiliate of the Adviser. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC receives an asset-based fee with respect to each class of Common Shares. Each class pays a fee for transfer agent services equal to 0.0125% per month (0.15% per annum) based on class-level net assets as of the end of the last business day of the month. Such fees are payable in arrears.

For the three months ended March 31, 2023, $7,881 of fees were incurred for transfer agency services, pro-rated for the period March 13 through March 31, 2023, and are recorded in other general and administrative expenses.

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

The Managing Dealer will cease receiving the distribution and/or shareholder servicing fee on Class S shares and Class D shares upon the earlier to occur of the following: (i) a listing of Class I shares, (ii) the merger or consolidation of the Fund with or into another entity, or the sale or other disposition of all or substantially all of the Fund’s assets, or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with such Offering is equal to ten percent (10%) of the gross proceeds from our primary shares sold in such Offering, as determined in good faith by the Managing Dealer in its sole discretion.

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

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. Obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares distributed in the Offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees the Fund pays the Managing Dealer with respect to the Class S, Class D and Class I common shares on an annualized basis as a percentage of NAV for such class:

Shareholder Servicing and/ or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	0.00%

The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

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

For the three months ended March 31, 2023, the Fund did not incur or accrue any distribution and/or shareholder servicing fees.

Related Party Commitments

As of December 31, 2022, an affiliate of the Adviser held 80 shares of the Fund’s Class I common shares.

As of March 31, 2023, affiliates of the Adviser held 1,280,082 shares of the Fund’s Class I common shares.

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

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s commencement of operations:

For the period ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
December 31, 2022	$847,932	$—	$847,932	December 31, 2025
March 31, 2023	677,518	—	677,518	March 31, 2026
Total	$1,525,450	$—	$1,525,450

Co-investment

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, the Adviser must offer an opportunity for the Fund to participate. The Fund may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to the Fund and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures. If the Adviser determines that such investment is not appropriate for the Fund, the investment will not be allocated to the Fund, but the Adviser will be required to report such investment and the rationale for its determination for the Fund to not participate in the investment to the Board at the next quarterly board meeting.

Due to Affiliates

As of March 31, 2023 and December 31, 2022, the Fund owed $1,908,234 and $1,306,724, respectively, to various affiliates for expenses paid on the Fund’s behalf including offering costs, professional fees, Board of Trustees’ fees, administration fees, and other general and administrative expenses. Such amounts are recorded in due to affiliates on the statement of assets and liabilities.

Escrow Agreement

The Fund has entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Fund accepted purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100,000,000, including any shares purchased in private offerings, and the Board authorized the release of the escrowed purchase order proceeds to the Fund, which occurred on March 13, 2023.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$103,515,599	$104,556,936	100%
Total	$103,515,599	$104,556,936	100%

The industry composition of investments at fair value was as follows:

March 31, 2023
% of Total Investments at Fair Value
Air Freight & Logistics	14.2%
Application Software	18.9%
Building Products	5.9%
Diversified Support Services	10.1%
Health Care Services	23.4%
Industrial Machinery & Supplies & Components	9.0%
Pharmaceuticals	9.2%
Specialized Consumer Services	9.3%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2023
	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$98,590,605	95.2%	$99,566,170	95.2%	96.3%
Australia	4,924,994	4.8%	4,990,766	4.8%	4.8%
Total	$103,515,599	100.0%	$104,556,936	100.0%	101.1%

As of March 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of March 31, 2023, there were no investments on non-accrual status.

Note 5. Fair Value Measurements

The Fund categorizes the inputs to valuation techniques used to value its investments into a disclosure hierarchy consisting of three levels as shown below:

Level 1 — unadjusted quoted prices in active markets for identical investments

Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, etc.)

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of March 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$-	$104,556,936	$104,556,936
Total Investments	$-	$-	$104,556,936	$104,556,936

The following table provides a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	First Lien Debt	Total Investments
Fair value, beginning of period	$—	$—
Purchases of investments	103,636,761	103,636,761
Proceeds from principal repayments and sales of investments	(158,641)	(158,641)
Accretion of discount/ amortization of premium	37,479	37,479
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	1,041,337	1,041,337
Fair Value, End of Period	$104,556,936	$104,556,936
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023	$1,041,337	$1,041,337

The information used in the above reconciliation represents period to date activity for any investments identified as using Level 3 inputs at either the beginning or the end of the current fiscal period. Transfers in or out of Level 3 represent the beginning value of any security or instrument where a change in the pricing level occurred from the beginning to the end of the period. The cost of purchases may include securities received through corporate actions or exchanges.

The following provides information on Level 3 investments held by the Fund that were valued at March 31, 2023 based on unobservable inputs.

	March 31, 2023
				Range
Asset Type	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$104,556,936	Discounted cash flow	Discount rate	10.2%	12.5%	11.7%	Decrease

* Represents the directional change in the fair value of the Level 3 investments that could have resulted from an increase in the corresponding input as of period end. A decrease to the unobservable input would have had the opposite effect. Significant changes in these inputs may have resulted in a significantly higher or lower fair value measurement at period end.

Changes in valuation techniques may result in transfers in or out of an assigned level within the disclosure hierarchy.

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2023, approximates fair value.

Note 6. Commitments and Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications. The risk of material loss from such claims is considered remote.

The Adviser and/or its affiliates have agreed to advance all of the Fund’s organization and offering expenses on the Fund’s behalf through March 13, 2023, the date on which the Fund broke escrow for the Offering, at which time the Fund became obligated to reimburse the Adviser for such advanced expenses pursuant to the Expense Support Agreement. For the three months ended March 31, 2023, the Fund recognized $119,415 for reimbursement of advanced organization and offering expenses. As of March 31, 2023, this amount had not yet been paid to the Adviser.

Warehouse Investments

Beginning September 6, 2022, the Fund entered into multiple Purchase Agreements with Macquarie Bank Limited and certain of its affiliates (the “Financing Provider”). Under the Purchase Agreements, the Fund had contingent forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider, who was obligated to sell such investments subject to the following conditions: (a) that the Fund had received subscriptions of at least $100 million; and (b) that the Board had approved the launch of the Fund and the purchase of the Warehouse Investments (collectively, the “Warehousing Conditions”). The Warehouse Investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Fund’s investment strategy.

The Fund’s contingent forward obligations to the Financing Provider under the purchase agreements were guaranteed by an affiliate of the Adviser. The Fund satisfied the Warehouse Conditions on March 13, 2023. As of March 31, 2023, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

For the three months ended March 31, 2023, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Fund, were recognized in the Fund’s financial statements.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023, the Fund’s asset coverage was 570%.

The Fund’s outstanding borrowings at March 31, 2023 were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility	$460,000,000	$22,000,000	$22,000,000
Total	$460,000,000	$22,000,000	$22,000,000

Revolving Credit Facility

On March 17, 2023, the Fund entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, NA (“JPM”) and the lender parties. JPM serves as administrative agent and collateral agent under the Revolving Credit Facility.

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

The Fund had $22,000,000 outstanding on the Revolving Credit Facility as of March 31, 2023.

The components of interest expense were as follows:

Three months ended March 31, 2023
Borrowing interest expense	$19,524
Facility unused fees	70,792
Amortization of financing costs and debt issuance costs	37,343
Total Interest Expense	$127,659

Note 8. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share.

On March 13, 2023, the Fund satisfied the minimum offering requirement for the Offering and the Fund’s Board authorized the release of proceeds from escrow. As of such date, the Fund issued and sold 4,084,292 Class I common shares, and the escrow agent released net proceeds of $102,107,308 as payment for such shares, of which $32,000,044 was from an affiliate of the adviser. Under the Fund’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of March 31, 2023, there were no Class S or Class D shares outstanding.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2023:

	Three months ended March 31, 2023
	Shares	Amount
CLASS I
Subscriptions	4,084,292	$102,107,308
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net Increase (Decrease)	4,084,292	$102,107,308
Total Net Increase (Decrease)	4,084,292	$102,107,308

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I common shares of beneficial interest during the three months ended March 31, 2023:

NAV Per Share
For the Month Ended	Class I
March 31, 2023	$25.31

Distributions and Distribution Reinvestment

For the three months ended March 31, 2023, the Fund did not make any distributions.

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in our distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

Share Repurchase Program

At the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter.

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

There were no share repurchases during the three months ended March 31, 2023.

Note 9. Financial Highlights

The financial highlights for the period ended March 31, 2023 are as follows:

Three Months Ended March 31, 2023
Class I
Per Share Activity:
Net asset value, beginning of period	$25.00
Net investment income (loss) A	0.06
Net realized and unrealized gain (loss) A	0.25
Net increase (decrease) in net assets resulting from operations	0.31
Net asset value, end of period	$25.31
Total return as of March 31, 2023 B	1.26%
Ratios to Average Net Assets: C
Net investment income (loss) D	6.88%
Expenses, gross D	10.22%
Expenses, net of waivers D,E	3.21%
Portfolio turnover F	0.15%
Supplemental Data:
Expenses, net of waivers, excluding interest expense D	0.83%
Expenses, net of waivers, excluding management and incentive fees and interest expense D	0.70%
A.
Calculated based on weighted average shares outstanding during the period.
B.
Total returns of less than 1 year are not annualized.
C.
Expense ratios reflect operating expenses of the Fund.
D.
For the three months ended March 31, 2023, amounts are annualized except for incentive fees and organizational costs.
E.
Waivers include expense support, management fees waived and income based incentive fees waived.
F.
The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.

Note 10. Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to March 31, 2023, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s financial statements except as disclosed below.

Changes in Executive Officers

On March 13, 2023, the Board of Trustees of the Fund appointed Margaret Carey as Secretary and Chief Legal Officer of the Fund, effective on April 1, 2023. Ms. Carey’s appointment coincides with the resignation, effective as of the close of business on March 31, 2023, of Cynthia Lo Bessette as the Secretary and Chief Legal Officer of the Fund. Ms. Lo Bessette’s decision to resign was not the result of any disagreement relating to FMR LLC or the Fund’s operations, policies or practices. Ms. Lo Bessette has assumed a new role within Fidelity Investments as Head of Digital Asset Management.

Subscriptions

The Fund received $16.9 million of net proceeds from the issuance of Class I shares for subscriptions effective April 1, 2023.

The Fund received $30.0 million of net proceeds from the issuance of Class I shares for subscriptions effective May 1, 2023.

Distributions

On April 26, 2023, Fidelity Private Credit Fund (the “Fund”) declared distributions for its Class I common shares of beneficial interest (the “Shares”) in the amount of $0.1750 per share. The distributions are payable to shareholders of record as of the open of business on April 28, 2023, and will be paid on or about May 31, 2023.

Additionally, on April 26, 2023, the Fund declared variable supplemental distributions for Class I common shares in the amount of $0.0250 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on April 28, 2023 and will be paid on or about May 31, 2023.

These distributions will be paid in cash or reinvested in shares of the Fund’s Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Share Repurchase Program

On May 3, 2023, the Fund commenced its share repurchase program in which the Fund offered to repurchase up to 5% of the Common Shares outstanding (by number of shares) as of March 31, 2023. Shares repurchased pursuant to this quarterly tender offers will use a purchase price equal to the NAV per share as of the June 30, 2023. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV. For additional information on the Share Repurchase Program, see Note 8. Net Assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

The Adviser and/or its affiliates agreed to advance all of our organization and offering expenses on our behalf through the date on which we broke escrow for our offering. Pursuant to the Expense Support Agreement, for the period commencing September 23, 2022 through the 12-month period following the Fund’s break escrow date on March 13, 2023, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, administration fees and other general and administrative expenses. We will be obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. We will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on our behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on Other Operating Expenses described above.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement with our Adviser. For additional information, see “Item 1. Financial Statements – Notes to Financial Statements – Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

For the quarter ended March 31, 2023, we acquired $103.6 million aggregate principal amount of investments. Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three months ended March 31, 2023
Investments:
Total investments, beginning of period	$—
New investments purchased	103,636,761
Net accretion of discount on investments	37,479
Investments sold or repaid	(158,641)
Total Investments, End of Period	$103,515,599

Number of portfolio companies	16
Weighted average yield on debt and income producing investments, at cost	11.71%
Weighted average yield on debt and income producing investments, at fair value	11.59%
Percentage of debt investments bearing a floating rate, at fair value	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%

Our investments consisted of the following:

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$103,515,599	$104,556,936	100%
Total	$103,515,599	$104,556,936	100%

At March 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

March 31, 2023
% of Total Investments at Fair Value
Air Freight & Logistics	14.2%
Application Software	18.9%
Building Products	5.9%
Diversified Support Services	10.1%
Health Care Services	23.4%
Industrial Machinery & Supplies & Components	9.0%
Pharmaceuticals	9.2%
Specialized Consumer Services	9.3%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2023
	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$98,590,605	95.2%	$99,566,170	95.2%	96.3%
Australia	4,924,994	4.8%	4,990,766	4.8%	4.8%
Total	$103,515,599	100.0%	$104,556,936	100.0%	101.1%

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the portfolio company’s industry; and
•
review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all debt investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

1 – The portfolio investment is performing above our underwriting expectations.

2 – The portfolio investment is performing as expected at the time of underwriting. As a general rule, new investments are initially rated a 2.

3 – The portfolio investment is operating below our underwriting expectations and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4 – The portfolio investment is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 – The portfolio investment is performing significantly below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2023:

Rating	March 31, 2023
1	—
2	$104,556,936
3	—
4	—
5	—
Total	$104,556,936

Results of Operations

On March 13, 2023, we commenced operations and accepted $102.1 million of subscriptions.

The following table represents the operating results:

Three Months Ended March 31, 2023
Total investment income	$539,752
Net expenses	294,597
Net investment income	245,155
Net unrealized appreciation (depreciation)	1,041,337
Net realized gain (loss)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,286,492

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

Three Months Ended March 31, 2023
Interest income	$539,752
Total Investment Income	$539,752

For the three months ended March 31, 2023, total investment income was $0.54 million driven by our deployment of capital. The size of our investment portfolio at fair value was $104.6 million at March 31, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 11.59%.

Expenses

Expenses were as follows:

Three Months Ended March 31, 2023
Interest expense	$127,659
Management fees	65,191
Income based incentive fees	46,915
Capital gains incentive fees	130,167
Administration fees	16,814
Organization expenses	1,163
Amortization of offering costs	119,415
Board of Trustees’ fees	89,750
Professional fees	396,839
Other general and administrative expenses	90,308
Total Expenses	1,084,221
Expense support	(677,518)
Management fees waived	(65,191)
Income based incentive fees waived	(46,915)
Net Expenses	$294,597

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $0.13 million for the three months ended March 31, 2023 was driven by borrowings under our credit facilities subsequent to our commencement of operations.

Management Fees

For the three months ended March 31, 2023, management fees were $0.07 million. The Adviser waived management fees from March 13, 2023 (commencement of operations) through March 31, 2023, which resulted in a waiver of $0.07 million for the three months ended March 31, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended March 31, 2023, income based incentive fees were $0.05 million. The Adviser waived income based incentive fees from March 13, 2023 (commencement of operations) through March 31, 2023, which resulted in a waiver of $0.05 million for the three months ended March 31, 2023.

Capital Gains Based Incentive Fees

For the three months ended March 31, 2023, we accrued capital gains incentive fees of $0.13 million, none of which was payable under the Advisory Agreement. For the three months ended March 31, 2023, the accrued incentive fees were attributable to net realized and unrealized gains of $1.0 million. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Fund. Administrative fees represent expenses incurred for services provided by FDS in its capacity as administrator in accordance with the terms of the Administration Agreement. Other general and administrative expenses include insurance, filing, subscriptions and other costs.

Total other expenses were $0.71 million for the three months ended March 31, 2023, primarily composed of Professional fees, the amortization of our offering costs, other general and administrative expenses and Board of Trustees’ fees.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 1. Financial Statements – Notes to Financial Statements – Note 3. Related Party Agreements and Transactions.”

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

For the three months ended March 31, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was composed of the following:

Three Months Ended March 31, 2023
Net change in unrealized appreciation (depreciation) on investments	$1,041,337
Net Unrealized Gains (Losses) on Investments	$1,041,337

For the three months ended March 31, 2023, there was a net change in unrealized appreciation primarily due to the settlement of the purchase of certain Warehouse Investments below the asset’s fair value.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facility, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt and other investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs, (iv) funding repurchases under our share repurchase program and (v) cash distributions to the holders of our shares.

As of March 31, 2023, we had one revolving credit facility outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facility or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023, we had $22.0 million of debt outstanding under our revolving credit facility and our asset coverage ratio was 570%.

Cash as of March 31, 2023, taken together with our $438.0 million of available capacity under our credit facility (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. We plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities for new investments.

A disruption in the financial markets like that caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of March 31, 2023, we had $14.9 million in cash. During the three months ended March 31, 2023, cash used in operating activities was $104.9 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $119.9 million during the period, primarily as a result of new share issuances and net borrowings of, partially offset by the payment of financing costs.

Equity

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow.

As the following table summarizes transactions in Common Shares during the three months ended March 31, 2023:

	Three months ended March 31, 2023
	Shares	Amount
CLASS I
Subscriptions	4,084,292	$102,107,308
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net Increase (Decrease)	4,084,292	$102,107,308
Total Net Increase (Decrease)	4,084,292	$102,107,308

Distributions and Distribution Reinvestment

For the three months ended March 31, 2023, the Fund did not make any distributions.

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in our distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

Share Repurchase Program

At the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares.

During the three months ended March 31, 2023, no shares were repurchased.

Borrowings

Our outstanding debt obligations were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility	$460,000,000	$22,000,000	$22,000,000
Total	$460,000,000	$22,000,000	$22,000,000

For additional information on our borrowings, refer to “Item 1. Financial Statements – Notes to Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

From time to time, the Fund may become party to legal proceedings in the normal course of business. As of March 31, 2023, management is not aware of any pending or threatened litigation.

Related Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement;
•
the Administration Agreement;
•
an agreement with the Managing Dealer (the “Managing Dealer Agreement”);
•
Expense Support and Conditional Reimbursement Agreement; and
•
an agreement with Fidelity Investments Institutional Operations Company LLC relating to transfer agency services.

In addition to the aforementioned agreements, we, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Financial Statements – Notes to Financial Statements – Note 3. Related Party Agreements and Transactions.”

Performance

The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return
Class I	March 13, 2023	1.26%

Recent Developments

Changes in Executive Officers

On March 13, 2023, the Board of Trustees of the Fund appointed Margaret Carey as Secretary and Chief Legal Officer of the Fund, effective on April 1, 2023. Ms. Carey’s appointment coincides with the resignation, effective as of the close of business on March 31, 2023, of Cynthia Lo Bessette as the Secretary and Chief Legal Officer of the Fund. Ms. Lo Bessette’s decision to resign was not the result of any disagreement relating to FMR LLC or the Fund’s operations, policies or practices. Ms. Lo Bessette has assumed a new role within Fidelity Investments as Head of Digital Asset Management.

Subscriptions

The Fund received $16.9 million of net proceeds from the issuance of Class I shares for subscriptions effective April 1, 2023.

The Fund received $30.0 million of net proceeds from the issuance of Class I shares for subscriptions effective May 1, 2023.

Distributions

On April 26, 2023, Fidelity Private Credit Fund (the “Fund”) declared distributions for its Class I common shares of beneficial interest (the “Shares”) in the amount of $0.1750 per share. The distributions are payable to shareholders of record as of the open of business on April 28, 2023, and will be paid on or about May 31, 2023.

Additionally, on April 26, 2023, the Fund declared variable supplemental distributions for Class I common shares in the amount of $0.0250 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on April 28, 2023 and will be paid on or about May 31, 2023.

These distributions will be paid in cash or reinvested in shares of the Fund’s Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Share Repurchase Program

On May 3, 2023, the Fund commenced its share repurchase program in which the Fund offered to repurchase up to 5% of the Common Shares outstanding (by number of shares) as of March 31, 2023. Shares repurchased pursuant to this quarterly tender offers will use a purchase price equal to the NAV per share as of the June 30, 2023. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV. For additional information on the Share Repurchase Program, see “Item 1. Financial Statements – Notes to Financial Statements – Note 8. Net Assets.”

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Fair Value Measurements

The Fund values its investments, upon which its NAV is based, in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Fund’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on third-party valuation services to verify the fair value determinations of certain investments. A third-party valuation service will generally review a portion of the Fund’s investments in loans each quarter such that on an annual basis most of the loans’ values will be tested for appropriateness and reliability. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

Valuation techniques used to value the Fund’s investments by major category are as follows:

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
•
Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities.

•
Investments in open-end investment companies, including the Fidelity Central Funds, are valued at their closing NAV.

Our accounting policy regarding the fair value of our investments is critical because the determination of fair value involves subjective judgments and requires the use of estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of our investments may differ from the amounts that we ultimately realize or collect from sales or maturities of our investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of an investment may cause the gains or losses ultimately realized on our investments to be different than the unrealized gains or losses reflected herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review our investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we are required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on our investments to be different than the unrealized gains or losses reflected in the valuations currently recorded.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2023, 100% of our debt investments at fair value were at floating rates. Based on our statements of assets and liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 200 basis points	$2,148,946	$440,000	$1,708,946
Up 100 basis points	1,074,473	220,000	854,473
Down 100 basis points	(1,074,473)	(220,000)	(854,473)
Down 200 basis points	(2,148,946)	(440,000)	(1,708,946)

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed in our registration statement on Form N-2, filed with the SEC on October 28, 2022, as amended on May 11, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity or otherwise adversely affect our operations. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

During the three months ended March 31, 2023, there were no repurchases of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.2 to the Fund’s Annual Report on Form 10-K filed on March 22, 2023).
3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Fund’s Annual Report on Form 10-K filed on March 22, 2023).
10.1	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Fund’s Registration Statement on Form N-2, filed on May 11, 2023).
10.2	Form of Fund of Funds Investment Agreement (incorporated by reference to Exhibit (k)(8) to the Fund’s Registration Statement on Form N-2, filed on May 11, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: May 12, 2023	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: May 12, 2023	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909884.100