Form 10-Q
period 2023-06-30
Fidelity Private Credit Fund
filed 2023-08-11
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 8, 2023 was 8,997,283, 0 and 0 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” or the negatives thereof or other variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliated investments (cost $184,505,582)	$185,898,820	$—
Non-controlled / affiliated investments (cost $12,719,208)	12,808,073	—
Cash	290,625	2,000
Deferred offering costs	955,318	1,306,724
Deferred financing costs	3,961,694	—
Receivables from sales and paydowns of investments	217,922	—
Interest receivable	2,415,253	—
Distributions receivable from non-controlled / affiliated underlying funds	85,790	—
Receivables from affiliates	1,371,853	—
Total Assets	208,005,348	1,308,724
Liabilities
Debt	5,000,000	—
Payable for purchases of securities	7,195,283	—
Payable for capital shares repurchased	50,019	—
Distribution payable	1,550,697	—
Interest payable	6,706	—
Capital gains incentive fee payable	185,262	—
Accrued Board of Trustees’ fees	16,525	—
Due to affiliates	2,115,241	1,306,724
Other accounts payable and accrued liabilities	413,888	—
Total Liabilities	16,533,621	1,306,724
Commitments and contingencies (Note 6)
Net Assets
Class I Common Shares, par value $0.01 per share, unlimited shares authorized, 7,562,327 and 80 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	75,623	1
Class D Common Shares, par value $0.01 per share, unlimited shares authorized, 0 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class S Common Shares, par value $0.01 per share, unlimited shares authorized, 0 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Paid-in-capital in excess of par value	189,905,161	1,999
Total distributable earnings (loss)	1,490,943	—
Total Net Assets	191,471,727	2,000
Total Liabilities and Net Assets	$208,005,348	$1,308,724
Net Asset Value Per Share
Class I Shares
Net assets	$191,471,727	$2,000
Total number of shares	7,562,327	80
Net asset value per share	$25.32	$25.00

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Investment Income
From non-controlled / non-affiliated investments
Interest income	$4,464,086	$5,003,838
From non-controlled / affiliated investments
Distributions from underlying funds	211,928	211,928
Total Investment Income	4,676,014	5,215,766
Expenses
Interest expense	870,577	998,236
Management fees	481,257	546,448
Income based incentive fees	442,889	489,804
Capital gains incentive fees	55,095	185,262
Administration fees	124,127	140,941
Organization expenses	—	1,163
Amortization of offering costs	358,244	477,659
Board of Trustees’ fees	84,483	174,233
Professional fees	246,349	643,188
Other general and administrative expenses	143,461	233,769
Total Expenses Before Reductions	2,806,482	3,890,703
Expense support	(694,335)	(1,371,853)
Management fees waived	(481,257)	(546,448)
Income based incentive fees waived	(442,889)	(489,804)
Net Expenses	1,188,001	1,482,598
Net Investment Income (Loss)	3,488,013	3,733,168
Net Realized and Unrealized Gains (Losses) on Investments
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliated investments	351,901	1,393,238
Net change in unrealized appreciation (depreciation) on non-controlled / affiliated investments	88,865	88,865
Net Realized and Unrealized Gains (Losses) on Investments	440,766	1,482,103
Net Increase (Decrease) in Net Assets Resulting From Operations	$3,928,779	$5,215,271

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$3,488,013	$3,733,168
Net change in unrealized appreciation (depreciation) on investments	440,766	1,482,103
Net increase (decrease) in net assets resulting from operations	3,928,779	5,215,271
Distributions to Shareholders
Distributions to shareholders from net investment income - Class I	(3,724,328)	(3,724,328)
Capital Share Transactions
Issuance of common shares - Class I	86,794,592	188,901,900
Share repurchases, net of early repurchase deduction - Class I	(50,019)	(50,019)
Reinvestment of distributions - Class I	1,126,903	1,126,903
Net increase (decrease) in net assets resulting from capital share transactions	87,871,476	189,978,784
Total Increase (Decrease) in Net Assets	88,075,927	191,469,727
Net assets, beginning of period	103,395,800	2,000
Net Assets, End of Period	$191,471,727	$191,471,727

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statement of Cash Flows

(unaudited)

Six Months Ended June 30, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,215,271
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(195,589,448)
Proceeds from sales of investments and principal repayments	198,832
Net proceeds (payments) for money market funds	(1,638,582)
Net change in unrealized (appreciation) depreciation on investments	(1,482,103)
Accretion of original issue discount on investments	(195,592)
Amortization of deferred financing costs	268,871
Amortization of deferred offering costs	359,407
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(217,922)
(Increase) decrease in interest receivable	(2,415,253)
(Increase) decrease in distributions receivable from non-controlled / affiliated underlying funds	(85,790)
(Increase) decrease in receivables from affiliates	(1,371,853)
Increase (decrease) in payable for purchases of securities	7,195,283
Increase (decrease) in payable for capital shares repurchased	50,019
Increase (decrease) in distribution payable	1,550,697
Increase (decrease) in other accounts payable and accrued liabilities	413,888
Increase (decrease) in interest payable	6,706
Increase (decrease) in capital gains incentive fee payable	185,262
Increase (decrease) in accrued Board of Trustees’ fees	16,525
Increase (decrease) in due to affiliates	808,517
Net Cash Provided by (Used in) Operating Activities	(186,727,265)
Cash Flows from Financing Activities:
Payment of financing costs	(4,230,565)
Offering costs paid and deferred	(8,001)
Proceeds from issuance of common shares	188,901,900
Repurchased shares, net of early repurchase deduction paid	(50,019)
Capital distributions	(2,597,425)
Proceeds from borrowings	22,000,000
Repayment of borrowings	(17,000,000)
Net Cash Provided by (Used in) Financing Activities	187,015,890
Net change in cash	288,625
Cash as of the beginning of the period	2,000
Cash as of the end of the period	$290,625
Supplemental Information and Non-Cash Activities:
Non-cash distributions	$1,126,903
Reinvestment of distributions	$(1,126,903)
Cash paid for interest expense	$722,659

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Investments -- non-controlled / non-affiliated
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	11.69%	5/3/2029	7,208,519	6,996,742	6,992,263
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	5/3/2028	-	(29,064)	(30,000)
								6,967,678	6,962,263	3.64%
Air Freight & Logistics
R1 Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.11%	12/29/2028	5,393,453	5,195,955	5,245,133
STG Logistics Inc (j)(l)	Term Loan	SOFR	+	6.00%	11.39%	3/24/2028	9,975,000	9,578,990	9,625,875
								14,774,945	14,871,008	7.77%
Application Software
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)(m)	Term Loan	SOFR	+	7.25%	12.40%	12/9/2029	5,138,234	4,929,822	4,996,419
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.75%	10.83%	9/16/2028	5,159,158	4,980,364	5,068,357
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR	+	7.50%	12.42%	4/5/2029	10,000,000	9,650,217	9,725,000
								19,560,403	19,789,776	10.34%
Automotive Parts & Equipment
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.14%	6/1/2027	14,962,500	14,523,133	14,519,610
								14,523,133	14,519,610	7.58%
Building Products
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.50%	3/31/2026	6,257,247	6,044,087	6,122,091
								6,044,087	6,122,091	3.20%
Diversified Support Services
Hobbs & Associates Inc (i)(l)	Term Loan	SOFR	+	6.50%	11.60%	4/11/2029	7,230,170	7,019,055	7,021,218
Hobbs & Associates Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.60%	4/11/2029	5,098,077	4,919,101	5,016,330
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	11.64%	12/30/2025	5,802,817	5,643,870	5,652,524
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	5.75%	10.83%	12/1/2028	4,975,000	4,797,975	4,825,253
								22,380,001	22,515,325	11.76%
Education Services
KUEHG Corp (h)(k)(l)	Term Loan	SOFR	+	5.00%	10.24%	6/12/2030	7,500,000	7,125,817	7,415,625
								7,125,817	7,415,625	3.87%
Environmental & Facilities Services
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	11.97%	2/7/2028	8,070,226	8,013,022	8,009,548
Pavement Partners Interco, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	2/7/2028	-	(11,086)	(17,337)
Pavement Partners Interco, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	12.19%	2/7/2028	502,513	495,274	494,975
								8,497,210	8,487,186	4.43%
Food Retail
Cardenas Merger Sub LLC (h)(j)(l)	Term Loan	SOFR	+	6.75%	11.75%	8/1/2029	7,481,156	7,293,656	7,395,422
								7,293,656	7,395,422	3.86%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.20%	9/6/2028	4,983,994	4,745,924	4,853,912
AB Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility		-		-	9/6/2028	-	(61,752)	(54,000)
AB Centers Acquisition Corporation (f)(i)(l)	Delayed Draw Term Loan		-		-	9/6/2028	-	(154,366)	(155,172)
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.20%	9/6/2028	2,586,207	2,509,020	2,518,707
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.63%	1/3/2029	9,453,126	9,175,050	9,216,798
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.75%	11.86%	12/16/2028	4,975,000	4,785,926	4,838,188
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.70%	12/12/2028	5,586,925	5,438,450	5,481,332
								26,438,252	26,699,765	13.94%
Industrial Machinery & Supplies & Components
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	7.00%	12.59%	1/9/2029	9,615,900	9,312,744	9,381,272
								9,312,744	9,381,272	4.90%
Insurance Brokers
Acrisure LLC (h)(i)(l)	Term Loan	SOFR	+	5.75%	10.82%	2/15/2027	9,974,937	9,950,127	9,999,875
								9,950,127	9,999,875	5.22%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	12.20%	12/21/2028	9,950,000	9,520,659	9,632,595
								9,520,659	9,632,595	5.03%
Specialized Consumer Services
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.50%	10.74%	12/15/2028	4,975,000	4,824,142	4,749,135
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	6.00%	10.74%	12/15/2028	6,000,000	5,850,953	5,851,200
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.59%	11/3/2028	4,975,000	4,816,198	4,879,480
								15,491,293	15,479,815	8.08%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.34%	8/22/2028	6,500,000	6,405,507	6,402,500
								6,405,507	6,402,500	3.34%
Total First Lien Debt								184,285,512	185,674,128	96.96%

Equity
Investment Companies
Air Control Concepts Holdings, L.P (m)(n)							22,007	220,070	224,692
Total Equity Investments								220,070	224,692	0.12%
Total Investments -- non-controlled / non-affiliated								184,505,582	185,898,820	97.08%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount / Units (c)	Cost (d)	Fair Value (e)	% of Net Assets
Investments -- non-controlled / affiliated
Mutual Funds
Fixed Income Mutual Funds
Fidelity Floating Rate Central Fund (h)(l)(m)(o)					114,842	11,080,626	11,169,491
						11,080,626	11,169,491	5.83%
Money Market Mutual Funds
Fidelity Investments Money Market Government Portfolio Class I 4.99% (g)(h)(m)					1,638,582	1,638,582	1,638,582
						1,638,582	1,638,582	0.86%
Total Mutual Funds						12,719,208	12,808,073	6.69%
Total Investments -- non-controlled / affiliated						12,719,208	12,808,073	6.69%
Total Investment Portfolio						197,224,790	198,706,893	103.77%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) which reset daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund's unfunded commitments.
(g)
Affiliated fund. The rate quoted is the annualized seven-day yield of the fund at period end. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the Fund's financial statements are available on the SEC's website or upon request.
(h)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(i)
The interest rate floor on these investments as of June 30, 2023 was 1.00%.
(j)
The interest rate floor on these investments as of June 30, 2023 was 0.75%.
(k)
The interest rate floor on these investments as of June 30, 2023 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for the Revolving Credit Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2023, non-qualifying assets represented 8.7% of total assets as calculated in accordance with regulatory requirements.
(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $224,692 or 0.1% of net assets.

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	4/11/2023	220,070
(o)
Affiliated fund that is generally available only to investment companies and other accounts managed by Fidelity Investments. A complete unaudited schedule of portfolio holdings for each Fidelity Central Fund is filed with the SEC for the first and third quarters of each fiscal year on Form N-PORT and is available upon request or at the SEC's website at www.sec.gov. An unaudited holdings listing for the Fund, which presents direct holdings as well as the pro-rata share of securities and other investments held indirectly through its investment in underlying non-money market Fidelity Central Funds, is available at fidelity.com and/or institutional.fidelity.com, as applicable. In addition, each Fidelity Central Fund's financial statements are available on the SEC's website or upon request.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Notes to Consolidated Financial Statements

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

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The Fund’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s financial position or the results of operations as previously reported.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of June 30, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses are recorded as deferred offering costs on the consolidated statements of assets and liabilities and amortized to expense on the Fund’s consolidated statements of operations on a straight line-basis over 12 months from the date of incurrence.

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of June 30, 2023, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund files a U.S. federal tax return, in addition to state and local tax returns as required. The Fund’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

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

For three and six months ended June 30, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

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

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of June 30, 2023 no loans in the portfolio were on non-accrual status.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash or highly liquid assets with original maturities of three months or less from the date of purchase. Cash and cash equivalents are carried at amortized cost which approximates fair value. As of December 31, 2022 and June 30, 2023, the Fund did not hold any cash equivalents.

Expenses

Expenses are recorded on the accrual basis. Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known.

Foreign Currency

The Fund may use foreign currency contracts to facilitate transactions in foreign– denominated securities. Gains and losses from these transactions may arise from changes in the value of the foreign currency or if the counterparties do not perform under the contracts’ terms.

Foreign-denominated assets, including investment securities, and liabilities are translated into U.S. dollars at the exchange rate at period end. Purchases and sales of securities, income and dividends received and expenses denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date.

The effects of exchange rate fluctuations on investments are included with the net realized and unrealized gain (loss) on investments. Other foreign currency transactions resulting in realized and unrealized gain (loss) are disclosed separately.

New Accounting Pronouncement

In March 2020, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), ASU 2020-04, which provides optional, temporary relief with respect to the financial reporting of contracts subject to certain types of modifications due to the planned discontinuation of the London Interbank Offered Rate (LIBOR) and other IBOR-based reference rates. The temporary relief provided by ASU 2020-04 is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2024. Management does not expect the adoption of ASU 2020-04 to have a material impact on the Fund’s consolidated financial statements.

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

On August 9, 2023, the Adviser decided to extend the waiver of the Fund’s management fee and incentive fee based on income until December 31, 2023. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023.

For the three and six months ended June 30, 2023, management fees earned were $481,257 and $546,448, respectively, pro-rated for the period March 13 through June 30, 2023, all of which were voluntarily waived by the Adviser. As of June 30, 2023, no amounts were payable to the Adviser for management fees.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. On August 9, 2023, the Adviser decided to extend the waiver of the Fund’s management fee and incentive fee based on income until December 31, 2023. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. For the three and six months ended June 30, 2023, incentive fees based on income were $442,889 and $489,804, respectively, all of which was voluntarily waived by the Adviser.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period. For the three and six months ended June 30, 2023, $55,095 and $185,262, respectively, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations. As of June 30, 2023, $185,262 related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2023, the Fund incurred $124,127 and $140,941, respectively, in expenses under the Administration agreement, pro-rated for the period March 13 through June 30, 2023, which were recorded as administration fees on the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $140,941 and $0, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2023, $58,185 and $66,066, respectively, of fees were incurred for transfer agency services, pro-rated for the period March 13 through June 30, 2023, and are recorded in other general and administrative expenses.

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

For the three and six months ended June 30, 2023, the Fund did not incur or accrue any distribution and/or shareholder servicing fees.

Related Party Ownership

As of December 31, 2022, an affiliate of the Adviser held 80 shares (100.00%) of the Fund’s Class I common shares.

As of June 30, 2023, affiliates of the Adviser held 1,280,083 shares (16.93%) of the Fund’s Class I common shares.

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

Effective from fund inception, which was March 13, 2023, FDS has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund.

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s commencement of operations:

For the Period Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
December 31, 2022	$847,932	$—	$—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
Total	$2,219,785	$—	$—

* Unreimbursed expense support incurred for these periods have been waived and are not eligible for reimbursement.

Affiliated Investments

The table below presents the Fund’s affiliated investments:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (losses)	Fair Value as of June 30, 2023	Dividend and Interest Income
Non-controlled / affiliated Investments
Fidelity Floating Rate Central Fund	$-	$11,080,626	$-	$88,865	$11,169,491	$169,001
Fidelity Investments Money Market Government Portfolio Class I	-	30,965,157	(29,326,575)	-	1,638,582	42,927
Total	$-	$42,045,783	$(29,326,575)	$88,865	$12,808,073	$211,928

There were no affiliated holdings at December 31, 2022.

Co-investment Relief

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

Due to Affiliates

As of June 30, 2023 and December 31, 2022, the Fund owed $2,115,241 and $1,306,724, respectively, to various affiliates for expenses paid on the Fund’s behalf including offering costs, professional fees, Board of Trustees’ fees, administration fees, and other general and administrative expenses. Such amounts are recorded in due to affiliates on the consolidated statements of assets and liabilities.

Escrow Agreement

The Fund entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Fund accepted purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100,000,000, including any shares purchased in private offerings, and the Board authorized the release of the escrowed purchase order proceeds to the Fund, which occurred on March 13, 2023.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$184,285,512	$185,674,128	93.5%
Equity investments	220,070	224,692	0.1%
Mutual Funds	12,719,208	12,808,073	6.4%
Total	$197,224,790	$198,706,893	100.0%

The industry composition of investments at fair value was as follows:

June 30, 2023
Health Care Services	13.4%
Diversified Support Services	11.4%
Application Software	10.0%
Specialized Consumer Services	7.8%
Air Freight & Logistics	7.5%
Automotive Parts & Equipment	7.3%
Mutual Funds	6.4%
Insurance Brokers	5.0%
Pharmaceuticals	4.9%
Industrial Machinery & Supplies & Components	4.7%
Environmental & Facilities Services	4.3%
Education Services	3.7%
Food Retail	3.7%
Aerospace & Defense	3.5%
Trading Companies & Distributors	3.2%
Building Products	3.1%
Investment Companies	0.1%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2023
	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$192,294,968	97.5%	$193,710,474	97.5%	101.2%
Australia	4,929,822	2.5%	4,996,419	2.5%	2.6%
Total	$197,224,790	100.0%	$198,706,893	100.0%	103.8%

As of June 30, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of June 30, 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of June 30, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$24,810,922	$160,863,206	$185,674,128
Equity investments	-	-	224,692	224,692
Mutual Funds	12,808,073	-	-	12,808,073
Total Investments	$12,808,073	$24,810,922	$161,087,898	$198,706,893

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$-	$-	$-
Purchases of investments	160,111,422	220,070	160,331,492
Proceeds from principal repayments and sales of investments	(427,574)	-	(427,574)
Accretion of discount/ amortization of premium	232,064	-	232,064
Net realized gain (loss)	-	-	-
Net change in unrealized appreciation (depreciation)	947,294	4,622	951,916
Fair Value, End of Period	$160,863,206	$224,692	$161,087,898
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$947,294	$4,622	$951,916

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

The following provides information on Level 3 investments held by the Fund that were valued at June 30, 2023 based on unobservable inputs.

	June 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$160,863,206	Discounted cash flow	Discount rate	10.5%	13.0%	11.9%	Decrease
Equities	224,692	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	10.0	10.0	10.0	Increase
Total	$161,087,898

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2023, approximates fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in the change in net unrealized appreciation (depreciation) on investment securities on the consolidated statements of operations. The following tables detail the unfunded loan commitments at June 30, 2023.

Investments--non-controlled/ non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	2,068,965
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	10,344,828
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	1,000,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	3,076,682
Pavement Partners Interco, LLC	Delayed Draw Term Loan	2/7/2028	1,155,779
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	251,256
Total Unfunded Commitments			17,897,510

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

The Fund’s contingent forward obligations to the Financing Provider under the purchase agreements were guaranteed by an affiliate of the Adviser. The Fund satisfied the Warehouse Conditions on March 13, 2023. As of March 31, 2023, there were no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

For the three and six months ended June 30, 2023, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Fund, were recognized in the Fund’s financial statements.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023, the Fund’s asset coverage was 3929%.

The Fund’s outstanding borrowings at June 30, 2023 were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility	$460,000,000	$5,000,000	$5,000,000
Total	$460,000,000	$5,000,000	$5,000,000

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

The Fund had $5,000,000 outstanding on the Revolving Credit Facility as of June 30, 2023.

The components of interest expense were as follows:

Three Months Ended June 30, 2023
Borrowing interest expense	$214,653
Facility unused fees	424,396
Amortization of financing costs and debt issuance costs	231,528
Total Interest Expense	$870,577

Six Months Ended June 30, 2023
Borrowing interest expense	$234,177
Facility unused fees	495,188
Amortization of financing costs and debt issuance costs	268,871
Total Interest Expense	$998,236

Note 8. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share.

On March 13, 2023, the Fund satisfied the minimum offering requirement for the Offering and the Fund’s Board authorized the release of proceeds from escrow. As of such date, the Fund issued and sold 4,084,292 Class I common shares, and the escrow agent released net proceeds of $102,107,308 as payment for such shares, of which $32,000,044 was from an affiliate of the adviser. Under the Fund’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of June 30, 2023, there were no Class S or Class D shares outstanding.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,435,378	86,794,592	7,519,670	188,901,900
Share transfers between classes	-	-	-	-
Distributions reinvested	44,626	1,126,903	44,626	1,126,903
Share repurchases	(2,049)	(51,039)	(2,049)	(51,039)
Early repurchase deduction	-	1,020	-	1,020
Net increase (decrease)	3,477,955	87,871,476	7,562,247	189,978,784

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I common shares of beneficial interest during the six months ended June 30, 2023:

NAV Per Share
For the Months Ended	Class I
March 31, 2023	$25.31
April 30, 2023	$25.27
May 31, 2023	$25.24
June 30, 2023	$25.32

Distributions and Distribution Reinvestment

For the six months ended June 30, 2023 the Fund made distributions as detailed in the table below:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	$0.2050	$1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	$0.2050	$1,550,697

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

Character of Distributions

	Class I
Source of Distribution	Per Share	Amount
Net investment income	$0.6100	$3,724,328
Net realized gains	-	-
Total	$0.6100	$3,724,328

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

The following table summarizes the share repurchases completed during the three and six months ended June 30, 2023.

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2023 are as follows:

Six Months Ended June 30, 2023
Class I
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss) A	0.67
Net realized and unrealized gain (loss) A	0.26
Net increase (decrease) in net assets resulting from operations	0.93
Distributions	(0.61)
Net asset value, end of period	$25.32
Total return as of June 30, 2023 B	3.74%
Ratios to Average Net Assets: C
Net investment income (loss) D	9.06%
Expenses, gross D	8.02%
Expenses, net of waivers D, E	3.18%
Portfolio turnover F	0.13%
Supplemental Data:
Expenses, net of waivers, excluding interest expense D	0.83%
Expenses, net of waivers, excluding management and incentive fees and interest expense D	0.70%
A.
Calculated based on weighted average shares outstanding during the period.
B.
Total returns of less than 1 year are not annualized.
C.
Expense ratios reflect operating expenses of the Fund.
D.
For the six months ended June 30, 2023, amounts are annualized except for incentive fees and organizational costs.
E.
Waivers include expense support, management fees waived and income based incentive fees waived.
F.
The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to June 30, 2023, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

Subscriptions

The Fund received $36.3 million of net proceeds from the issuance of Class I shares for subscriptions effective July 1, 2023, including $0.9 million of shares purchased through the dividend reinvestment plan.

The Fund received $31.0 million of net proceeds from the issuance of Class I shares for subscriptions effective August 1, 2023, not including any shares purchased through the dividend reinvestment plan.

Distributions

On July 27, 2023, the Fund declared distributions for its Class I common shares of beneficial interest (the “Shares”) in the amount of $0.175 per share. The distributions are payable to shareholders of record as of the open of business on July 31, 2023, and will be paid on or about August 31, 2023.

Additionally, on July 27, 2023, the Fund declared variable supplemental distributions for Class I common shares in the amount of $0.03 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on July 31, 2023 and will be paid on or about August 31, 2023.

These distributions will be paid in cash or reinvested in shares of the Fund’s Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Extension of Fee Waivers

On August 9, 2023, the Adviser decided to extend the waiver of the Fund’s management fee and incentive fee based on income until December 31, 2023. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement with our Adviser. As of March 13, 2023, FDS has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund. For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

For the six months ended June 30, 2023, we acquired $197.2 million aggregate principal amount of investments. Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

Six Months Ended June 30, 2023
Investments:
Total investments, beginning of period	$-
New investments purchased	197,228,030
Net accretion of discount on investments	195,592
Net realized gain (loss) on investments	-
Investments sold or repaid	(198,832)
Total Investments, End of Period	$197,224,790

Number of portfolio companies	26
Weighted average yield on debt investments, at cost	11.62%
Weighted average yield on debt investments, at fair value	11.53%
Percentage of debt investments bearing a floating rate, at fair value	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%

Our investments consisted of the following:

	June 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$184,285,512	$185,674,128	93.5%
Equity investments	220,070	224,692	0.1%
Mutual Funds	12,719,208	12,808,073	6.4%
Total	$197,224,790	$198,706,893	100.0%

At June 30, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

June 30, 2023
Health Care Services	13.4%
Diversified Support Services	11.4%
Application Software	10.0%
Specialized Consumer Services	7.8%
Air Freight & Logistics	7.5%
Automotive Parts & Equipment	7.3%
Mutual Funds	6.4%
Insurance Brokers	5.0%
Pharmaceuticals	4.9%
Industrial Machinery & Supplies & Components	4.7%
Environmental & Facilities Services	4.3%
Education Services	3.7%
Food Retail	3.7%
Aerospace & Defense	3.5%
Trading Companies & Distributors	3.2%
Building Products	3.1%
Investment Companies	0.1%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2023
	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$192,294,968	97.5%	$193,710,474	97.5%	101.2%
Australia	4,929,822	2.5%	4,996,419	2.5%	2.6%
Total	$197,224,790	100.0%	$198,706,893	100.0%	103.8%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2023:

Rating	June 30, 2023
1	—
2	$185,674,128
3	—
4	—
5	—
Total	$185,674,128

Results of Operations

On March 13, 2023, we commenced operations and accepted $102.1 million of subscriptions.

The following table represents the operating results:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total investment income	$4,676,014	$5,215,766
Net expenses	1,188,001	1,482,598
Net investment income	3,488,013	3,733,168
Net unrealized appreciation (depreciation)	440,766	1,482,103
Net realized gain (loss)	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,928,779	$5,215,271

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Interest income	$4,464,086	$5,003,838
Distributions from non-controlled / affiliated underlying funds	211,928	211,928
Total Investment Income	$4,676,014	$5,215,766

For the three and six months ended June 30, 2023, total investment income was $4.7 million and $5.2 million, respectively, driven by our deployment of capital. The size of our investment portfolio at fair value was $198.7 million at June 30, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 11.53%.

Expenses

Expenses were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Interest expense	$870,577	$998,236
Management fees	481,257	546,448
Income based incentive fees	442,889	489,804
Capital gains incentive fees	55,095	185,262
Administration fees	124,127	140,941
Organization expenses	-	1,163
Amortization of offering costs	358,244	477,659
Board of Trustees’ fees	84,483	174,233
Professional fees	246,349	643,188
Other general and administrative expenses	143,461	233,769
Total expenses	2,806,482	3,890,703
Expense support	(694,335)	(1,371,853)
Management fees waived	(481,257)	(546,448)
Incentive fees waived	(442,889)	(489,804)
Net expenses	$1,188,001	$1,482,598

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) of $0.9 million and $1.0 million for the three and six months ended June 30, 2023, respectively was driven by borrowings under our credit facilities subsequent to our commencement of operations.

Management Fees

For the three and six months ended June 30, 2023, management fees were $0.5 million and $0.5 million, respectively. The Adviser waived management fees from March 13, 2023 (commencement of operations) through June 30, 2023, which resulted in a waiver of $0.5 million and $0.5 million, respectively, for the three and six months ended June 30, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three and six months ended June 30, 2023, income based incentive fees were $0.4 million and $0.5 million, respectively. The Adviser waived income based incentive fees from March 13, 2023 (commencement of operations) through June 30, 2023, which resulted in a waiver of $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2023.

Capital Gains Based Incentive Fees

For the three and six months ended June 30, 2023, we accrued capital gains incentive fees of $0.06 million and $0.2 million, respectively, none of which was payable under the Advisory Agreement. For the three and six months ended June 30, 2023, the accrued incentive fees were attributable to net realized and unrealized gains of $0.4 million and $1.5 million, respectively. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $1.0 million and $1.7 million for the three and six months ended June 30, 2023, respectively, primarily composed of professional fees, the amortization of our offering costs, other general and administrative expenses and Board of Trustees’ fees.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

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

For the three and six months ended June 30, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was composed of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net change in unrealized appreciation (depreciation) on investments	$440,766	$1,482,103
Net Unrealized Gains (Losses) on Investments	$440,766	$1,482,103

The net change in unrealized appreciation for the three months ended June 30, 2023 was primarily due to spread tightening in the credit markets. The net change in unrealized appreciation for the six months ended June 30, 2023 was primarily due to the settlement of the purchase of certain Warehouse Investments below the asset’s fair value and spread tightening in the credit markets.

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

As of June 30, 2023, we had one revolving credit facility outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facility or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2023, we had $5.0 million of debt outstanding under our revolving credit facility and our asset coverage ratio was 3929%.

Cash as of June 30, 2023, taken together with our $455.0 million of available capacity under our credit facility (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. We plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities for new investments.

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

As of June 30, 2023, we had $0.3 million in cash and $1.6 million in short-term liquid investments. During the six months ended June 30, 2023, cash used in operating activities was $186.7 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $187.0 million during the period, primarily as a result of new share issuances and net borrowings of, partially offset by the payment of financing costs.

Equity

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow.

As the following table summarizes transactions in Common Shares during the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,435,378	86,794,592	7,519,670	188,901,900
Share transfers between classes	-	-	-	-
Distributions reinvested	44,626	1,126,903	44,626	1,126,903
Share repurchases	(2,049)	(51,039)	(2,049)	(51,039)
Early repurchase deduction	-	1,020	-	1,020
Net increase (decrease)	3,477,955	87,871,476	7,562,247	189,978,784

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	$0.2050	$1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	$0.2050	$1,550,697

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2023:

	Class I
Source of Distribution	Per Share	Amount
Net investment income	$0.6100	$3,724,328
Net realized gains	-	-
Total	$0.6100	$3,724,328

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

The following table summarizes the share repurchases completed during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023.

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction.

Borrowings

Our outstanding debt obligations were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility	$460,000,000	$5,000,000	$5,000,000
Total	$460,000,000	$5,000,000	$5,000,000

For additional information on our borrowings, refer to “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of June 30, 2023 and December 31, 2022, we had unfunded commitments to borrowers in the aggregate principal amount of $17.9 million and $0, respectively.

From time to time, the Fund may become party to legal proceedings in the normal course of business. As of June 30, 2023, management is not aware of any pending or threatened litigation.

Related Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement;
•
the Administration Agreement;
•
an agreement with the Managing Dealer (the “Managing Dealer Agreement”);
•
Affiliated investments
•
Expense Support and Conditional Reimbursement Agreement; and
•
an agreement with Fidelity Investments Institutional Operations Company LLC relating to transfer agency services.

In addition to the aforementioned agreements, we, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Performance

The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return
Class I	March 13, 2023	3.74%

Recent Developments

Subscriptions

The Fund received $36.3 million of net proceeds from the issuance of Class I shares for subscriptions effective July 1, 2023, including $0.9 million of shares purchased through the dividend reinvestment plan.

The Fund received $31.0 million of net proceeds from the issuance of Class I shares for subscriptions effective August 1, 2023, not including any shares purchased through the dividend reinvestment plan.

Distributions

On July 27, 2023, the Fund declared distributions for its Class I common shares of beneficial interest (the “Shares”) in the amount of $0.175 per share. The distributions are payable to shareholders of record as of the open of business on July 31, 2023, and will be paid on or about August 31, 2023.

Additionally, on July 27, 2023, the Fund declared variable supplemental distributions for Class I common shares in the amount of $0.0300 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on July 31, 2023 and will be paid on or about August 31, 2023.

These distributions will be paid in cash or reinvested in shares of the Fund’s Shares for shareholders participating in the Fund’s distribution reinvestment plan.

Extension of Fee Waivers

On August 9, 2023, the Adviser decided to extend the waiver of the Fund’s management fee and incentive fee based on income until December 31, 2023. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023.

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

As of June 30, 2023, 100% of our debt investments at fair value were at floating rates. Based on our statements of assets and liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 200 basis points	3,806,603	100,000	3,706,603
Up 100 basis points	1,903,302	50,000	1,853,302
Down 100 basis points	(1,903,302)	(50,000)	(1,853,302)
Down 200 basis points	(3,806,603)	(100,000)	(3,706,603)

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

During the three and six months ended June 30, 2023, there were 2,049 shares and $50,019, net of early repurchase deduction, of Class I common stock repurchased.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.2 to the Fund’s Annual Report on Form 10-K filed on March 22, 2023).
3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Fund’s Annual Report on Form 10-K filed on March 22, 2023).
10.1	Waiver of Recoupment Letter.
10.2	Amendment to the Fee Waiver Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: August 11, 2023	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: August 11, 2023	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909885.100