Form 10-Q
period 2023-09-30
Fidelity Private Credit Fund
filed 2023-11-13
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 8, 2023 was 12,660,319, 0 and 0 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Consolidated Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (unaudited) and December 31, 2022	2
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and for the period March 23, 2022 (inception) through September 30, 2022 (unaudited)	3
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2023 and for the period March 23, 2022 (inception) through September 30, 2022 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and for the period March 23, 2022 (inception) through September 30, 2022 (unaudited)	5
	Consolidated Schedule of Investments as of September 30, 2023 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		48

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (cost $318,545,108 and $0)	$321,811,029	$—
Non-controlled / affiliate investments (cost $19,429,378 and $0)	19,658,546	—
Cash	618,629	2,000
Deferred offering costs	729,202	1,306,724
Deferred financing costs	3,736,004	—
Receivables from sales and paydowns of investments	283,183	—
Interest receivable	4,647,379	—
Distributions receivable from non-controlled / affiliated underlying funds	156,255	—
Receivables from affiliates	659,034	—
Total Assets	$352,299,261	$1,308,724
Liabilities
Debt	45,000,000	—
Payable for purchases of securities	4,773,929	—
Payable for capital shares repurchased	292,938	—
Distribution payable	2,511,949	—
Deferred revenue	200,000	—
Interest payable	28,430	—
Capital gains incentive fee payable	436,886	—
Accrued Board of Trustees’ fees	46,871	—
Due to affiliates	479,607	1,306,724
Other accounts payable and accrued liabilities	632,366	—
Total Liabilities	$54,402,976	$1,306,724
Commitments and Contingencies (Note 6)
Net Assets
Class I Common Shares, par value $0.01 per share, unlimited shares authorized, 11,671,775 and 80 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	116,718	1
Class D Common Shares, par value $0.01 per share, unlimited shares authorized, 0 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Class S Common Shares, par value $0.01 per share, unlimited shares authorized, 0 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Paid-in-capital in excess of par value	294,037,400	1,999
Total distributable earnings (loss)	3,742,167	—
Total Net Assets	$297,896,285	$2,000
Total Liabilities and Net Assets	$352,299,261	$1,308,724
Net Asset Value Per Share
Class I Shares
Net assets	297,896,285	2,000
Total number of shares	11,671,775	80
Net asset value per share	25.52	25.00

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period March 23, 2022 (inception) through September 30,
	2023	2022	2023	2022
Investment Income
From non-controlled / non-affiliate investments
Interest income	$7,746,031	$—	$12,749,869	$—
Distributions from underlying funds	30,982	—	30,982	—
From non-controlled / affiliate investments
Distributions from underlying funds	555,741	—	767,669	—
Total Investment Income	8,332,754	—	13,548,520	—
Expenses
Interest expense	915,314	—	1,913,550	—
Management fees	817,271	—	1,363,719	—
Income based incentive fees	868,982	—	1,358,786	—
Capital gains incentive fees	251,624	—	436,886	—
Administration fees	211,522	—	352,463	—
Organization expenses	2,506	205,510	3,669	205,510
Amortization of offering costs	384,670	—	862,329	—
Board of Trustees’ fees	54,459	57,250	228,692	57,250
Professional fees	244,463	235,173	887,651	235,173
Other general and administrative expenses	227,841	—	461,610	—
Total Expenses Before Reductions	3,978,652	497,933	7,869,355	497,933
Expense support	(651,125)	(497,933)	(2,022,978)	(497,933)
Management fees waived	(825,181)	—	(1,371,629)	—
Income based incentive fees waived	(868,982)	—	(1,358,786)	—
Net Expenses	1,633,364	—	3,115,962	—
Net Investment Income (Loss)	6,699,390	—	10,432,558	—
Net Realized and Unrealized Gains (Losses) on Investments
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	1,872,683	—	3,265,921	—
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	140,303	—	229,168	—
Net Realized and Unrealized Gains (Losses) on Investments	2,012,986	—	3,495,089	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,712,376	$—	$13,927,647	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period March 23, 2022 (inception) through September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$6,699,390	$—	$10,432,558	$—
Net change in unrealized appreciation (depreciation) on investments	2,012,986	—	3,495,089	—
Net Increase (Decrease) in Net Assets Resulting from Operations	8,712,376	—	13,927,647	—
Capital Activity
Issuance of common shares - Class I	101,189,704	2,000	290,091,604	2,000
Distributions to shareholders from net investment income - Class I	(6,461,152)	—	(10,185,480)	—
Share repurchases, net of early repurchase deduction - Class I	(292,938)	—	(342,957)	—
Reinvestment of distributions - Class I	3,276,568	—	4,403,471	—
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	97,712,182	2,000	283,966,638	2,000
Total Increase (Decrease) in Net Assets	106,424,558	2,000	297,894,285	2,000
Net assets, beginning of period	191,471,727	—	2,000	—
Net Assets, End of Period	$297,896,285	$2,000	$297,896,285	$2,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,	For the period March 23, 2022 (inception) through September 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$13,927,647	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(321,336,631)	—
Proceeds from sales of investments and principal repayments	10,814,832	—
Net proceeds (payments) for money market funds	(26,703,996)	—
Net change in unrealized (appreciation) depreciation on investments	(3,495,089)	—
Net accretion of discount and amortization of premium	(748,691)	—
Amortization of deferred financing costs	494,561	—
Amortization of deferred offering costs	585,523	(717,414)
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(283,183)	—
(Increase) decrease in interest receivable	(4,647,379)	—
(Increase) decrease in distributions receivable from non-controlled / affiliate underlying funds	(156,255)	—
(Increase) decrease in receivables from affiliates	(659,034)	—
Increase (decrease) in payable for purchases of securities	4,773,929	—
Increase (decrease) in payable for capital shares repurchased	292,938	—
Increase (decrease) in distribution payable	2,511,949	—
Increase (decrease) in other accounts payable and accrued liabilities	632,366	—
Increase (decrease) in deferred revenue	200,000	—
Increase (decrease) in interest payable	28,430	—
Increase (decrease) in capital gains incentive fee payable	436,886	—
Increase (decrease) in accrued board of trustees’ fees	46,871	—
Increase (decrease) in due to affiliates	(827,117)	717,414
Net Cash Provided by (Used in) Operating Activities	(324,111,443)	—
Cash Flows from Financing Activities:
Payment of financing costs	(4,230,565)	—
Offering costs paid and deferred	(8,001)	—
Proceeds from issuance of common shares	290,091,604	2,000
Repurchased shares, net of early repurchase deduction paid	(342,957)	—
Capital distributions	(5,782,009)	—
Proceeds from borrowings	101,000,000	—
Repayment of borrowings	(56,000,000)	—
Net Cash Provided by (Used in) Financing Activities	324,728,072	2,000
Net change in cash	616,629	2,000
Cash as of the beginning of the period	2,000	—
Cash as of the end of the period	$618,629	$2,000
Supplemental information and non-cash financing activities
Non-cash distributions	$4,403,471	$—
Reinvestment of distributions	$(4,403,471)	$—
Cash paid for interest expense	$1,390,559	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.22%	5/3/2029	7,208,519	7,003,727	7,136,437
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	12.22%	5/3/2028	50,000	22,396	40,000
								7,026,123	7,176,437	2.41%
Air Freight & Logistics
R1 Holdings Merger Sub, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.72%	12/29/2028	5,379,901	5,188,345	5,379,901
STG Logistics Inc (j)(l)	Term Loan	SOFR	+	6.00%	11.54%	3/24/2028	9,975,000	9,593,400	9,396,450
								14,781,745	14,776,351	4.96%
Application Software
ACP Falcon Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.87%	8/1/2029	21,223,555	20,593,458	20,671,742
ACP Falcon Buyer, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	8/1/2029	-	(29,203)	(25,000)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	7.25%	12.58%	12/9/2029	5,138,234	4,934,186	5,071,437
DH Corporation/Société DH (i)(l)	Term Loan	SOFR	+	7.25%	12.71%	9/13/2029	254,481	249,420	249,391
Finastra USA Inc (i)(l)	Term Loan	SOFR	+	7.25%	12.71%	9/13/2029	10,896,399	10,679,708	10,678,471
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.75%	11.07%	9/16/2028	5,146,163	4,973,364	5,032,947
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR	+	7.50%	12.42%	4/5/2029	10,000,000	9,658,706	9,890,000
								51,059,639	51,568,988	17.30%
Automotive Parts & Equipment
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.29%	6/1/2027	14,962,500	14,543,374	14,693,175
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.29%	6/1/2027	5,000,000	4,876,696	4,910,000
								19,420,070	19,603,175	6.58%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.65%	3/31/2026	6,241,329	6,043,972	6,191,399
								6,043,972	6,191,399	2.08%
Commodity Chemicals
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan		-		-	8/15/2029	-	(79,995)	(150,138)
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR	+	5.75%	11.16%	8/15/2029	8,819,345	8,600,318	8,616,500
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility		-		-	8/15/2029	-	(24,488)	(23,000)
								8,495,835	8,443,362	2.83%
Diversified Financial Services
Clue Opco LLC (h)(j)(l)	Term Loan	SOFR	+	4.50%	-	9/22/2030	5,000,000	4,800,000	4,870,850
								4,800,000	4,870,850	1.64%
Diversified Support Services
Hobbs & Associates Inc (i)(l)	Term Loan	SOFR	+	6.50%	12.00%	4/11/2029	2,042,728	1,992,477	1,991,659
Hobbs & Associates Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.89%	4/11/2029	2,859,819	2,762,503	2,716,828
Hobbs & Associates, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	7,212,095	7,006,545	7,031,792
Hobbs & Associates, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	8,161,754	7,935,927	7,957,710
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	11.79%	12/30/2025	5,788,200	5,642,442	5,562,460
Omnia Partners LLC (f)(h)(l)	Delayed Draw Term Loan		-		-	7/19/2030	-	(179)	134
Omnia Partners LLC (h)(l)	Term Loan	SOFR	+	4.25%	9.60%	7/25/2030	6,787,396	6,783,511	6,788,821
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	6.00%	11.68%	12/1/2028	4,962,783	4,799,242	4,833,750
								36,922,468	36,883,154	12.38%
Education Services
KUEHG Corp (h)(k)(l)	Term Loan	SOFR	+	5.00%	10.39%	6/12/2030	7,500,000	7,133,819	7,503,525
								7,133,819	7,503,525	2.52%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Environmental & Facilities Services
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.27%	2/7/2028	8,050,000	7,974,569	7,905,100
Pavement Partners Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.75%	12.42%	2/7/2028	1,152,889	1,126,662	1,132,137
Pavement Partners Interco, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	12.03%	2/7/2028	376,884	369,942	363,317
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.31%	2/7/2028	10,475,549	10,162,437	10,286,989
								19,633,610	19,687,543	6.60%
Food Retail
Cardenas Merger Sub LLC (h)(j)(l)	Term Loan	SOFR	+	6.75%	12.24%	8/1/2029	7,462,312	7,279,215	7,456,118
								7,279,215	7,456,118	2.50%
Health Care Facilities
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.97%	7/7/2028	11,907,921	11,560,070	11,669,762
Infusion Services Management, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	7/7/2028	-	(126,291)	(88,100)
Infusion Services Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.50%	12.00%	7/7/2028	990,000	960,650	970,000
								12,394,429	12,551,662	4.22%
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.42%	9/6/2028	4,971,472	4,741,698	4,901,871
AB Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility	SOFR	+	5.00%	13.50%	9/6/2028	517,241	458,385	488,276
AB Centers Acquisition Corporation (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.42%	9/6/2028	3,620,690	3,421,864	3,475,862
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.42%	9/6/2028	2,579,741	2,506,421	2,543,625
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.63%	1/3/2029	9,429,434	9,160,298	9,297,422
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	12.04%	12/16/2028	4,962,500	4,779,158	4,878,138
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/16/2028	-	(15,072)	(8,673)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	12.06%	12/16/2028	3,061,224	2,969,930	2,978,571
Houseworks Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/16/2028	-	(31,668)	(38,571)
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.25%	10.67%	12/12/2028	5,572,888	5,428,950	5,494,867
								33,419,964	34,011,388	11.42%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.34%	1/9/2029	9,591,800	9,297,251	9,438,331
								9,297,251	9,438,331	3.17%
Insurance Brokers
Acrisure LLC (h)(i)(l)	Term Loan	SOFR	+	5.75%	11.12%	2/15/2027	9,949,875	9,925,021	9,974,749
Jones Deslauriers Insurance Management Inc (h)(l)	Term Loan	SOFR	+	4.25%	9.62%	3/16/2030	10,000,000	9,925,041	10,018,800
								19,850,062	19,993,549	6.71%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	12.42%	12/21/2028	9,925,000	9,508,582	9,925,000
								9,508,582	9,925,000	3.33%
Specialized Consumer Services
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.64%	12/15/2028	4,962,500	4,816,383	4,962,500
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.75%	11.14%	12/15/2028	5,985,000	5,840,224	5,985,000
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.50%	10.89%	12/15/2028	2,750,000	2,695,041	2,695,000
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.82%	11/3/2028	4,962,500	4,808,565	4,694,525
								18,160,213	18,337,025	6.16%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	11.04%	8/22/2028	6,483,750	6,394,045	6,405,945
								6,394,045	6,405,945	2.15%
Total First Lien Debt								291,621,042	294,823,802	98.96%
Equity
Investment Companies
Air Control Concepts Holdings, L.P (m)(n)							22,007	220,070	283,231
								220,070	283,231	0.10%
Total Equity								220,070	283,231	0.10%
Money Market Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - Investor Class, 5.21% (h)(o)							26,703,996	26,703,996	26,703,996
Total Money Market Mutual Funds								26,703,996	26,703,996	8.96%
Total Investments -- non-controlled/ non-affiliate								318,545,108	321,811,029	108.03%
Investments -- non-controlled / affiliate
Mutual Funds
Fixed Income Mutual Funds
Fidelity Floating Rate Central Fund (g)(h)(l)(m)							200,556	19,429,378	19,658,546
Total Fixed Income Mutual Funds								19,429,378	19,658,546	6.60%
Total Investments -- non-controlled/ affiliate								19,429,378	19,658,546	6.60%
Total Investment Portfolio								337,974,486	341,469,575	114.63%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) which reset daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements

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
(i)
The interest rate floor on these investments as of September 30, 2023 was 1.00%.
(j)
The interest rate floor on these investments as of September 30, 2023 was 0.75%.
(k)
The interest rate floor on these investments as of September 30, 2023 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for the Revolving Credit Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2023, non-qualifying assets represented 5.7% of total assets as calculated in accordance with regulatory requirements.
(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $283,231 or 0.1% of net assets.

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

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The Fund’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s financial position or the results of operations as previously reported.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

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

Income Taxes

The Fund intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of September 30, 2023, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

For three and nine months ended September 30, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

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

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment.

Investments that are not publicly traded or whose current market prices or quotations are not readily available are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fund has engaged an independent valuation firm to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

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

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of September 30, 2023 no loans in the portfolio were on non-accrual status.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash or highly liquid assets with original maturities of three months or less from the date of purchase. Cash and cash equivalents are carried at amortized cost which approximates fair value. As of September 30, 2023 and December 31, 2022, the Fund did not hold any cash equivalents.

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

For the three and nine months ended September 30, 2023, management fees earned were $817,271 and $1,363,719, respectively, pro-rated for the period March 13 through September 30, 2023, all of which were voluntarily waived by the Adviser. There were no management fees earned for the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022. As of September 30, 2023 and December 31, 2022, no amounts were payable to the Adviser for management fees.

In addition, during the period the investment adviser or an affiliate reimbursed and/or waived a portion of management fee expenses from underlying funds in the amount of $7,910.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. On August 9, 2023, the Adviser decided to extend the waiver of the Fund’s management fee and incentive fee based on income until December 31, 2023. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. For the three and nine months ended September 30, 2023, incentive fees based on income were $868,982 and $1,358,786, respectively, all of which was voluntarily waived by the Adviser. There were no incentive fees based on income for the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022. As of September 30, 2023 and December 31, 2022, no amounts were payable to the Adviser for incentive fees based on income.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period. For the three and nine months ended September 30, 2023, $251,624 and $436,886, respectively, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations. There was no expense recognized related to the GAAP Incentive Fee for the three months ended September 30, 2022, or for the period March 23, 2022 (inception) through September 30, 2022. As of September 30, 2023, $436,886 related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities. As of December 31, 2022, there was no amount related to the GAAP Incentive Fee recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2023, the Fund incurred $211,522 and $352,463, respectively, in expenses under the Administration agreement, pro-rated for the period March 13 through September 30, 2023, which were recorded as administration fees on the consolidated statements of operations. No amount was incurred for administration fees for the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022. As of September 30, 2023 and December 31, 2022, $211,521 and $0, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2023, $99,151 and $165,217, respectively, of fees were incurred for transfer agency services, pro-rated for the period March 13 through September 30, 2023, and are recorded in other general and administrative expenses. For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 no fees were incurred for transfer agency services. As of September 30, 2023 and December 31, 2022, $99,151 and $0, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur or accrue any distribution and/or shareholder servicing fees.

Affiliate Ownership

As of December 31, 2022, an affiliate of the Adviser held 80 shares (100.00%) of the Fund’s Class I common shares.

As of September 30, 2023, affiliates of the Adviser held 1,280,085 shares (10.96%) of the Fund’s Class I common shares.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, for the twelve month period commencing the date of Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund's NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, administration fees, and other general and administrative expenses.

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

Effective from the date the fund broke escrow, which was March 13, 2023, FDS has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund.

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s commencement of operations:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
Total	$2,870,910	$—	$—

* Unreimbursed expense support incurred for these periods have been waived and are not eligible for reimbursement.

Affiliated Investments

The table below presents the Fund’s affiliated investments:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of September 30, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$—	$19,429,378	$—	$229,168	$—	$19,658,546	$587,944
Fidelity Investments Money Market Government Portfolio Class I	—	124,323,429	(124,323,429)	—	—	—	179,725
Total	$—	$143,752,807	$(124,323,429)	$229,168	$—	$19,658,546	$767,669

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

Due to Affiliates

As of September 30, 2023 and December 31, 2022, the Fund owed $526,478 and $1,306,724, respectively, to various affiliates for expenses paid including offering costs, professional fees, Board of Trustees’ fees, administration fees, and other general and administrative expenses. Such amounts are recorded in due to affiliates and accrued Board of Trustees’ fees on the consolidated statements of assets and liabilities.

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

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$291,621,042	$294,823,802	86.3%
Equity investments	220,070	283,231	0.1%
Mutual funds	46,133,374	46,362,542	13.6%
Total	$337,974,486	$341,469,575	100.0%

The industry composition of investments at fair value was as follows:

September 30, 2023
Application Software	15.1%
Mutual Funds	13.6%
Diversified Support Services	10.8%
Health Care Services	9.9%
Insurance Brokers	5.8%
Environmental & Facilities Services	5.8%
Automotive Parts & Equipment	5.7%
Specialized Consumer Services	5.4%
Air Freight & Logistics	4.3%
Health Care Facilities	3.7%
Pharmaceuticals	2.9%
Industrial Machinery & Supplies & Components	2.8%
Commodity Chemicals	2.5%
Education Services	2.2%
Food Retail	2.2%
Aerospace & Defense	2.1%
Trading Companies & Distributors	1.9%
Building Products	1.8%
Diversified Financial Services	1.4%
Investment Companies	0.1%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$326,129,946	95.5%	109.5%
Australia	5,071,437	1.5%	1.7%
Canada	10,268,192	3.0%	3.4%
Total	$341,469,575	100.0%	114.6%

As of September 30, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of September 30, 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$46,612,997	$248,210,805	$294,823,802
Equity investments	—	—	283,231	283,231
Mutual funds	46,362,542	—	—	46,362,542
Total Investments	$46,362,542	$46,612,997	$248,494,036	$341,469,575

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	246,351,396	—	220,070	246,571,466
Proceeds from principal repayments and sales of investments	(1,062,059)	—	—	(1,062,059)
Accretion of discount/ amortization of premium	485,277	—	—	485,277
Transfers into Level 3	—	—	—	—
Net change in unrealized appreciation (depreciation)	2,436,191	—	63,161	2,499,352
Fair value, end of period	$248,210,805	$—	$283,231	$248,494,036
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$2,436,191	$—	$63,161	$2,499,352

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

The following provides information on Level 3 investments held by the Fund that were valued at September 30, 2023 based on unobservable inputs.

	September 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$248,210,805	Market approach	Transaction price	$98.00	$98.00	$98.00	Increase
	$—	Discounted cash flow	Yield	10.3%	14.2%	12.0%	Decrease
Equities	$283,231	Market comparable	Enterprise value / EBITDA multiple (EV/EBITDA)	10.00	10.00	10.00	Increase
Total	$248,494,036

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2023, approximates fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in the change in net unrealized appreciation (depreciation) on investment securities on the consolidated statements of operations. The following table detail the unfunded loan commitments at September 30, 2023:

Investments--non-controlled / non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First and Second Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	1,551,724
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	6,724,138
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	950,000
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	2,859,819
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	510,204
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	10,000
Omnia Partners LLC	Delayed Draw Term Loan	7/19/2030	637,604
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	376,884
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
Total Unfunded Commitments			27,981,683

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

For the three and nine months ended September 30, 2023, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Fund, were recognized in the Fund’s consolidated financial statements.

WH Intermediate LLC

On September 7, 2023, the Fund entered into an agreement with WH Intermediate LLC (the "Commitment Agreement") to commit a principal amount of $10,000,000 to a term loan facility to be funded once certain conditions in the Commitment Agreement are satisfied. In consideration for this commitment, the Fund received $200,000 upon execution of the Commitment Agreement which is recorded as deferred revenue on the consolidated statement of assets and liabilities. On the date on which the conditions are satisfied, the Fund will recognize the amount as a reduction of cost to the funded term loan, which will be accreted to income over the life of the instrument. In the event it is determined the conditions will not be satisfied, the Fund will recognize the amount as income if such determination is made.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023, the Fund’s asset coverage was 762%.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended September 30, 2023 was $18,573,529 and 7.29%. The Fund’s average outstanding debt and weighted average interest rate paid for the nine months ended September 30, 2023 was $17,750,000 and 7.09%. For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 the Fund did not have any debt outstanding. The Fund’s outstanding borrowings at September 30, 2023 were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility	$460,000,000	$45,000,000	$45,000,000
Total	$460,000,000	$45,000,000	$45,000,000

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

The Fund had $45,000,000 outstanding on the Revolving Credit Facility as of September 30, 2023.

For the three and nine months ended September 30, 2023, the components of interest expense were as follows:

Three Months Ended September 30, 2023
Borrowing interest expense	$261,947
Facility unused fees	427,677
Amortization of financing costs and debt issuance costs	225,690
Total Interest Expense	$915,314

Nine Months Ended September 30, 2023
Borrowing interest expense	$496,124
Facility unused fees	922,865
Amortization of financing costs and debt issuance costs	494,561
Total Interest Expense	$1,913,550

For the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022 no amount of interest expense was incurred.

Note 8. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I common shares at $25.00 per share.

On March 13, 2023, the Fund satisfied the minimum offering requirement for the Offering and the Fund’s Board authorized the release of proceeds from escrow. As of such date, the Fund issued and sold 4,084,292 Class I common shares, and the escrow agent released net proceeds of $102,107,308 as payment for such shares, of which $32,000,044 was from an affiliate of the adviser. Under the Fund’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of September 30, 2023, there were no Class S or Class D shares outstanding.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,991,913	$101,189,704	11,511,583	$290,091,604
Share transfers between classes	—	—	—	—
Distributions reinvested	129,243	3,276,568	173,869	4,403,471
Share repurchases	(11,708)	(298,816)	(13,757)	(349,855)
Early repurchase deduction	—	5,878	—	6,898
Net increase (decrease)	4,109,448	$104,173,334	11,671,695	$294,152,118

The following table summarizes transactions in Common Shares during the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022:

	Three Months Ended September 30, 2022		For the period March 23, 2022 (inception) through September 30, 2022
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	80	$2,000	80	$2,000
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	80	$2,000	80	$2,000

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I common shares of beneficial interest during the nine months ended September 30, 2023:

NAV Per Share
For the Months Ended	Class I
March 31, 2023	$25.31
April 30, 2023	25.27
May 31, 2023	25.24
June 30, 2023	25.32
July 31, 2023	25.32
August 31, 2023	25.40
September 30, 2023	25.52

Distributions and Distribution Reinvestment

For the nine months ended September 30, 2023 the Fund made distributions as detailed in the table below:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
			$1.2350	$10,185,480

For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 there were no distributions.

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

Character of Distributions

	Class I
Source of Distribution	Per Share	Amount
Net investment income	$1.24	$10,185,480
Net realized gains	—	—
Total	$1.24	$10,185,480

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

The following table summarizes the share repurchases completed during the three and nine months ended September 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
August 31, 2023	5%	$25.52	September 29, 2023	$292,938	11,708	0.15%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction.

For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 there were no share repurchases completed.

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2023 are as follows:

Nine Months Ended September 30, 2023
Class I
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss) A	1.37
Net realized and unrealized gain (loss) A	0.39
Net increase (decrease) in net assets resulting from operations	1.76
Distributions	(1.24)
Net asset value, end of period	$25.52
Total return B	7.17%
Ratios to Average Net Assets: C,G
Net investment income (loss) D	9.93%
Expenses, gross D	6.28%
Expenses, net of waivers D,E	2.74%
Portfolio turnover F,G	0.69%
Supplemental Data:
Expenses, net of waivers, excluding interest expense D,G	0.94%
Expenses, net of waivers, excluding management and incentive fees and interest expense D,G	0.70%
A.
Calculated based on weighted average shares outstanding during the period.
B.
Total returns of less than 1 year are not annualized.
C.
Expense ratios reflect operating expenses of the Fund.
D.
For the nine months ended September 30, 2023, amounts are annualized except for incentive fees, escrow fees, and organizational costs.
E.
Waivers include expense support, management fees waived and income based incentive fees waived.
F.
The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.
G.
Annualized.

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2023, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

Subscriptions

The Fund received $25.2 million of net proceeds from the issuance of Class I shares for subscriptions effective October 1, 2023, including $1.4 million of shares purchased through the dividend reinvestment plan.

The Fund received $38.1 million of net proceeds from the issuance of Class I shares for subscriptions, $10.0 thousand of net proceeds from the issuance of Class D shares for subscriptions, and $10.0 thousand of net proceeds from the issuance of Class S shares for subscriptions effective November 1, 2023, not including any shares purchased through the dividend reinvestment plan.

Distributions

On October 27 2023, the Fund declared distributions for its Class I common shares of beneficial interest (the “Shares”) in the amount of $0.1750 per share. The distributions are payable to shareholders of record as of the open of business on October 31, 2023, and will be paid on or about November 30, 2023.

Additionally, on October 27, 2023, the Fund declared variable supplemental distributions for Class I common shares in the amount of $0.0400 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on October 31, 2023 and will be paid on or about November 30, 2023.

These distributions will be paid in cash or reinvested in shares of the Fund for shareholders participating in the Fund’s distribution reinvestment plan.

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

The Adviser and/or its affiliates agreed to advance all of our organization and offering expenses on our behalf through the date on which we broke escrow for our offering. Pursuant to the Expense Support Agreement, for the twelve month period commencing the date of Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, administration fees and other general and administrative expenses. We will be obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Portfolio and Investment Activity

For the nine months ended September 30, 2023, we acquired $348.0 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

Nine Months Ended September 30, 2023
Investments:
Total investments, beginning of period	$—
New investments purchased	348,040,627
Net accretion of discount on investments	748,691
Investments sold or repaid	(10,814,832)
Total Investments, End of Period	$337,974,486

Number of portfolio companies	34
Weighted average yield on debt and income producing investments, at cost	11.45%
Weighted average yield on debt and income producing investments, at fair value	11.45%
Percentage of debt investments bearing a floating rate, at fair value	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%

Our investments consisted of the following:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$291,621,042	$294,823,802	86.3%
Equity investments	220,070	283,231	0.1%
Mutual funds	46,133,374	46,362,542	13.6%
Total	$337,974,486	$341,469,575	100.0%

At September 30, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

September 30, 2023
Application Software	15.1%
Mutual Funds	13.6%
Diversified Support Services	10.8%
Health Care Services	9.9%
Insurance Brokers	5.8%
Environmental & Facilities Services	5.8%
Automotive Parts & Equipment	5.7%
Specialized Consumer Services	5.4%
Air Freight & Logistics	4.3%
Health Care Facilities	3.7%
Pharmaceuticals	2.9%
Industrial Machinery & Supplies & Components	2.8%
Commodity Chemicals	2.5%
Education Services	2.2%
Food Retail	2.2%
Aerospace & Defense	2.1%
Trading Companies & Distributors	1.9%
Building Products	1.8%
Diversified Financial Services	1.4%
Investment Companies	0.1%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$326,129,946	95.5%	109.5%
Australia	5,071,437	1.5%	1.7%
Canada	10,268,192	3.0%	3.4%
Total	$341,469,575	100.0%	114.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2023:

Rating	September 30, 2023
1	—
2	$294,823,802
3	—
4	—
5	—
Total	$294,823,802

Results of Operations

On March 13, 2023, we commenced operations and accepted $102.1 million of subscriptions.

The following table represents the operating results:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	For the period March 23, 2022 (inception) through September 30, 2022
Total investment income	$8,332,754	$13,548,520	$—	$—
Net expenses	1,633,364	3,115,962	—	—
Net investment income	6,699,390	10,432,558	—	—
Net unrealized appreciation (depreciation)	2,012,986	3,495,089	—	—
Net increase (decrease) in net assets resulting from operations	$8,712,376	$13,927,647	$—	$—

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	For the period March 23, 2022 (inception) through September 30, 2022
Interest income	$7,746,031	$12,749,869	$—	$—
Distributions from underlying funds	555,741	767,669	—	—
Total Investment Income	$8,301,772	$13,517,538	$—	$—

For the three and nine months ended September 30, 2023, total investment income was $8.3 million and $13.5 million, respectively, driven by our deployment of capital during the year. The size of our investment portfolio at fair value was $341.5 million at September 30, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 11.45%. For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 there was no net investment income recorded as the Fund had not yet broken escrow and settled purchase of any investments.

Expenses

Expenses were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	For the period March 23, 2022 (inception) through September 30, 2022
Interest expense	$915,314	$1,913,550	$—	$—
Management fees	817,271	1,363,719	—	—
Income based incentive fees	868,982	1,358,786	—	—
Capital gains incentive fees	251,624	436,886	—	—
Administration fees	211,522	352,463	—	—
Organization expenses	2,506	3,669	205,510	205,510
Amortization of offering costs	384,670	862,329	—	—
Board of Trustees’ fees	54,459	228,692	57,250	57,250
Professional fees	244,463	887,651	235,173	235,173
Other general and administrative expenses	227,841	461,610	—	—
Total Expenses	3,978,652	7,869,355	497,933	497,933
Expense support	(651,125)	(2,022,978)	(497,933)	(497,933)
Management fees waived	(825,181)	(1,371,629)	—	—
Income based incentive fees waived	(868,982)	(1,358,786)	—	—
Net Expenses	$1,633,364	$3,115,962	$—	$—

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) of $0.9 million and $1.9 million for the three and nine months ended September 30, 2023, respectively was driven by borrowings under our credit facilities subsequent to our commencement of operations. For the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022 no amount of interest expense was incurred as the Fund had not yet commenced operations.

Management Fees

For the three and nine months ended September 30, 2023, management fees were $0.8 million and $1.4 million, respectively. The Adviser waived management fees from March 13, 2023 (commencement of operations) through September 30, 2023, which resulted in a waiver of $0.8 million and $1.4 million, respectively, for the three and nine months ended September 30, 2023. There were no management fees recorded or waived for the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three and nine months ended September 30, 2023, income based incentive fees were $0.9 million and $1.4 million, respectively. The Adviser waived income based incentive fees from March 13, 2023 (commencement of operations) through September 30, 2023, which resulted in a waiver of $0.9 million and $1.4 million, respectively, for the three and nine months ended September 30, 2023. There were no income based incentive fees recorded or waived for the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022.

Capital Gains Based Incentive Fees

For the three and nine months ended September 30, 2023, we accrued capital gains incentive fees of $0.3 million and $0.4 million, respectively, none of which was payable under the Advisory Agreement. For the three and nine months ended September 30, 2023, the accrued incentive fees were attributable to net realized and unrealized gains of $2.0 million and $3.5 million, respectively. There were no capital gains incentive fees accrued for the three months ended September 30, 2022 or for the period March 23, 2022 (inception) through September 30, 2022.The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses increased to $1.1 million for the three months ended September 30, 2023 from $0.5 million in the prior period primarily driven by the larger portfolio and associated costs with managing the Fund. Total other expenses increased to $2.8 million for the nine months ended September 30, 2023 from $0.5 million for the period March 23, 2022 (inception) through September 30, 2022 primarily driven by the larger portfolio and associated costs with managing the Fund.

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

For the three and nine months ended September 30, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was composed of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	For the period March 23, 2022 (inception) through September 30, 2022
Net change in unrealized appreciation (depreciation) on investments	$2,012,986	$3,495,089	$—	$—
Net Unrealized Appreciation (Depreciation) on Investments	$2,012,986	$3,495,089	$—	$—

The net change in unrealized appreciation for the three and nine months ended September 30, 2023 was primarily due to spread tightening in the credit markets. For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 there was no net change in unrealized appreciation as the Fund had not yet broken escrow and settled purchase of any investments.

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

As of September 30, 2023, we had one revolving credit facility outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facility or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2023, we had $45.0 million of debt outstanding under our revolving credit facility and our asset coverage ratio was 762%.

Cash as of September 30, 2023, taken together with our $415.0 million of available capacity under our credit facility (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. We plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities for new investments.

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

As of September 30, 2023, we had $0.6 million in cash. During the nine months ended September 30, 2023, cash used in operating activities was $324.1 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $324.7 million during the period, primarily as a result of new share issuances.

During the period March 23, 2022 (inception) through September 30, 2022, the Fund had not yet commenced operations and cash flows consisted of the seed capital.

Equity

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow.

As the following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,991,913	$101,189,704	11,511,583	$290,091,604
Share transfers between classes	—	—	—	—
Distributions reinvested	129,243	3,276,568	173,869	4,403,471
Share repurchases	(11,708)	(298,816)	(13,757)	(349,855)
Early repurchase deduction	—	5,878	—	6,898
Net increase (decrease)	4,109,448	$104,173,334	11,671,695	$294,152,118

The following table summarizes transactions in Common Shares during the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022:

	Three Months Ended September 30, 2022		For the period March 23, 2022 (inception) through September 30, 2022
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	80	$2,000	80	$2,000
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	80	$2,000	80	$2,000

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
			$1.2350	$10,185,480

For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 there were no distributions.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2023:

	Class I
Source of Distribution	Per Share	Amount
Net investment income	$1.24	$10,185,480
Net realized gains	—	—
Total	$1.24	$10,185,480

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
August 31, 2023	5%	$25.52	September 29, 2023	$292,938	11,708	0.15%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction.

For the three months ended September 30, 2022 and for the period March 23, 2022 (inception) through September 30, 2022 there were no share repurchases completed.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the nine months ended September 30, 2023 were $17.8 million and 7.09%, respectively. For the period March 23, 2022 (inception) through September 30, 2022 the Fund did not have any debt outstanding. Our outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility	$460,000,000	$45,000,000	$45,000,000
Total	$460,000,000	$45,000,000	$45,000,000

For additional information on our borrowings, refer to “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2023 and December 31, 2022, we had unfunded commitments to borrowers in the aggregate principal amount of $28.0 million and $0, respectively.

From time to time, the Fund may become party to legal proceedings in the normal course of business. As of September 30, 2023, management is not aware of any pending or threatened litigation.

Related Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement;
•
the Administration Agreement;
•
an agreement with the Managing Dealer (the “Managing Dealer Agreement”);
•
Affiliated investments;
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

Performance

The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return
Class I	March 13, 2023	7.17%

Recent Developments

Subscriptions

The Fund received $25.2 million of net proceeds from the issuance of Class I shares for subscriptions effective October 1, 2023, including $1.4 million of shares purchased through the dividend reinvestment plan.

The Fund received $38.1 million of net proceeds from the issuance of Class I shares for subscriptions, $10.0 thousand of net proceeds from the issuance of Class D shares for subscriptions, and $10.0 thousand of net proceeds from the issuance of Class S shares for subscriptions effective November 1, 2023, not including any shares purchased through the dividend reinvestment plan.

Distributions

On October 27 2023, the Fund declared distributions for its Class I common shares of beneficial interest (the “Shares”) in the amount of $0.1750 per share. The distributions are payable to shareholders of record as of the open of business on October 31, 2023, and will be paid on or about November 30, 2023.

Additionally, on October 27, 2023, the Fund declared variable supplemental distributions for Class I common shares in the amount of $0.0400 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on October 31, 2023 and will be paid on or about November 30, 2023.

These distributions will be paid in cash or reinvested in shares of the Fund for shareholders participating in the Fund’s distribution reinvestment plan.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

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

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment.

Investments that are not publicly traded or whose current market prices or quotations are not readily available are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fund has engaged an independent valuation firm to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review our investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we are required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on our investments to be different than the unrealized appreciation (depreciation) reflected in the valuations currently recorded.

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

As of September 30, 2023, 100% of our debt investments at fair value were at floating rates. Based on our statements of assets and liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 200 basis points	5,907,027	900,000	5,007,027
Up 100 basis points	2,953,514	450,000	2,503,514
Down 100 basis points	(2,953,514)	(450,000)	(2,503,514)
Down 200 basis points	(5,907,027)	(900,000)	(5,007,027)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed in our registration statement on Form N-2, filed with the SEC on May 11, 2023.

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

During the three and nine months ended September 30, 2023, there were 11,078 shares and $292,938 and 13,757 shares and $342,957, respectively, net of early repurchase deduction, of Class I common stock repurchased.

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

FIDELITY PRIVATE CREDIT FUND

Date: November 13, 2023	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: November 13, 2023	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909886.100