Form 10-K
period 2023-12-31
Fidelity Private Credit Fund
filed 2024-03-22
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of December 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 18, 2024 was 17,990,830, 401 and 401 of Class I, Class S and Class D common shares, respectively.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict in Ukraine and Israel;
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
•
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”) under the Internal Revenue Code of 1986, as amended;
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which we may invest.

You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This Annual Report contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

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

Risks Relating to an Investment in the Fund

•
We are a relatively new company with limited operating history and the Adviser and the portfolio managers have limited prior experience managing a BDC.
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
•
The Fund’s Board of Trustees has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice and without investor approval, the effects of which may be adverse to the Fund’s business and impact its ability to make distributions.
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

Risks Relating to Certain Regulatory and Tax Matters

•
If the Fund does not maintain its status as a BDC, the Fund would be subject to substantially more regulatory restrictions under the Investment Company Act of 1940, as amended which would significantly decrease its operating flexibility.
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
•
If we do not qualify for or maintain RIC tax treatment and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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

PART I

Item 1. Business.

Our Company

Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) is a Delaware statutory trust that was formed on March 23, 2022. The Fund operates as a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of FMR LLC (“FMR”) and its subsidiaries. The Fund intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also with liquid credit investments, like broadly syndicated loans, and other select Private Credit (as defined below) investments. The Fund will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and public U.S. operating companies having a market capitalization of less than $250,000,000 (“Portfolio Investments”). The Fund may also invest to a lesser degree in non-U.S. companies. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Fund may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

Most of the debt instruments the Fund invests in will be unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if the Fund unrated investments were rated, they would be rated below investment grade.

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

The Fund is offering on a continuous basis up to $1,000,000,000 of our common shares of beneficial interest (the “Common Shares”) (the “Offering”). The Fund expects to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals our net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Fidelity Distributors Company LLC, the managing dealer (the “Managing Dealer”) for this Offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this Offering.

The Fund has no fixed term, and it will remain in existence until dissolved in accordance with the Declaration of Trust or pursuant to Delaware law. The Fund intends to operate as a non-exchange traded, perpetual-life BDC, which is a BDC whose Common Shares are not listed for trading on a stock exchange or other securities market. The Fund uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s NAV per Share.

Notwithstanding the foregoing, the Fund may, at any time, determine to pursue a sale of all or substantially all of the Fund’s assets to, a purchase of all or substantially all of the assets of, or other liquidity event with, another entity or a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Common Shares in each case for consideration of either cash and/or publicly listed securities of the acquirer, in each case subject to any required approvals and any applicable requirements of the 1940 Act. Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates or by unaffiliated third-parties. The Fund is not a subsidiary of or consolidated with the Fidelity organization (“Fidelity Investments” or “Fidelity”).

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I Common Shares at $25.00 per share. On March 13, 2023, an affiliate of the Adviser purchased 1,280,002 shares of the Fund’s Class I Common Shares at $25.00 per share.

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees (the "Board") authorized the release of proceeds from escrow. On March 13, 2023, the Fund issued and sold 4,084,292 shares (consisting of 4,084,292 Class I shares; no Class S or D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $102 million to the Fund as payment for such shares.

On November 1, 2023, an affiliate of the Adviser purchased 391 shares, respectively of the Fund’s Class S and Class D Common Shares at $25.54 per share.

As of December 31, 2023, the Fund had 15,723,605, 395, and 395, respectively, of Class I, Class S, and Class D Common Shares outstanding.

The Adviser and the Administrator

The Fund’s investment activities are managed by the Adviser. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis.

FDS, in its capacity as our Administrator (the “Administrator”), provides, or oversees the performance of, administrative and compliance services.

FDS is a registered investment adviser under the Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly-owned subsidiary of FMR. FDS is also registered with the Commodities Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended, as a commodity pool operator and a commodity trading advisor, and is a member of the National Futures Association. FDS leverages the resources of the entire Fidelity organization in managing the Fund.

FMR, as successor by merger to FMR Corp., is the ultimate parent company of FDS. The voting common shares of FMR are divided into two series. Series B is held predominantly by members of the Johnson family, including Abigail P. Johnson, directly or through trusts, and is entitled to 49% of the vote on any matter acted upon by the voting common shares. Series A is held predominantly by non-Johnson family member employees of FMR and its affiliates and is entitled to 51% of the vote on any such matter. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Under the 1940 Act, control of a company is presumed where one individual or group of individuals owns more than 25% of the voting securities of that company. Therefore, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the 1940 Act, to form a controlling group with respect to FMR.

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

The Management Team

Founded in 1946, Fidelity has been known for its professional money management and comprehensive client services. Fidelity is one of the world’s largest providers of financial services with assets under administration of $12.6 trillion, including managed assets of $4.9 trillion as of December 31, 2023. The portfolio management team has extensive experience in middle market lending and has sourced, underwritten and/or managed diverse credit and lending teams in a variety of market environments from the nascent cash flow lending markets of the early 2000’s, through the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”), during the recovery and growth of the 2010’s, and during the recent pandemic related disruptions. The Adviser emphasizes a consistent and disciplined underwriting process which is the foundation for its approach to portfolio construction. Leveraging proprietary research insights and performing granular credit and loan to value analysis for each investment are core tenets of the Adviser’s credit philosophy. Focusing on capital preservation and minimizing volatility, the Adviser seeks to employ the same underwriting, due diligence and the Adviser’s Direct Lending Investment Committee (“Direct Lending Investment Committee”) approval process for every investment. The Adviser believes that Fidelity’s history and scale, combined with the portfolio management team’s experience and strategy enable it to compete across the credit spectrum in the middle market. See “Conflicts of Interest - Relationship among the Fund, the Adviser and the Portfolio Managers” for more information about risks related to investing with an affiliate adviser. The Adviser’s specific areas of differentiation that drive its competitive advantages are below:

•
Fidelity’s multi-decade history and substantial scale in the credit markets: Fidelity has operated through the last twelve recessions, numerous crises, expansions and contractions during its 75-year history. Active in the credit markets since 1971, Fidelity has over $704 billion of credit investments fixed income assets under management as of December 31, 2023. Fidelity also offered its first high yield bond fund in 1977 and was the first mutual fund company to offer an open-ended fund focused on leverage loans in 2000.
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
•
Access to expert diligence professionals: The Adviser may independently commission third-party legal, environmental, insurance, industry, background check and financial diligence on investments where necessary. For every investment, the Adviser may engage its own independent legal counsel to perform legal due diligence, review and comment on loan documents and structures on the Adviser’s behalf. The Adviser also will typically engage with Fidelity analysts regarding industry diligence for each investment and utilize consultants for additional industry insights as needed. The Adviser may engage environmental consultants to review any environmental diligence performed to provide insight into the risk exposure and ultimate liability. When acting as agent, the Adviser and/or its affiliates will typically engage insurance consultants to assess the borrower’s insurance policies and if they are sufficient given the debt being provided and the borrower’s operations, and to confirm the endorsements and insurance certificates properly reflect the liens and position as a lender. The Adviser may engage internal due diligence counterparts to screen and perform background checks on the borrower’s legal entities, and the key management team members. The Adviser may also engage a third party financial due diligence provider to perform a quality of earnings if none is available from a private equity sponsor or the Adviser determines that an outside review is needed. The Adviser will review all available third-party diligence commissioned by the private equity sponsor.
•
Diligent credit assessment process to optimize returns: Credit and valuation analysis are synthesized by the Adviser to determine the appropriate leverage and return profile, to ensure there is sufficient downside protection and risk is properly rewarded. Investments will be formally presented to the Direct Lending Investment Committee twice at a minimum before final approval to invest is granted.

The Board of Trustees

Overall responsibility for the Fund’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Trustees are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of four members, three of whom are Trustees who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

The private credit market has grown tenfold since the Great Financial Crisis and is projected to grow double-digit percentages in the near future. The consolidation of regional U.S. banks following the financial crisis and the enhanced regulations introduced by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), resulted in larger banks decreasing their willingness to issue and hold loans to middle-market companies, thus fueling the growth of direct lending. Direct lending is a subset of private credit that is frequently compared to public market options including leverage loans or broadly syndicated loans and high yield bonds. More recently, demand has been driven by key characteristics of the asset class summarized below.

•
Large and growing market: Fidelity research estimates the U.S. private credit market is at approximately $1.7 trillion (AUM) and finances mergers and acquisitions, recapitalization and refinance activity for the 200,000 middle market businesses that operate in the U.S. according to the National Center for the Middle Market. Private equity investing activity drives a significant portion of this volume.

•
The private credit market has expanded into areas traditionally served by the leverage loan and high yield markets: According to LCD and ICE BAML, from 2003 to 2023, the share of leverage loans with an issue size below $500,000,000 has declined from 51% to 7%, and similarly from 2003 to 2023, the share of high yield loans with an issue size below $500 million has declined from 68% to 15%. In both cases, direct lending is now regularly filling this gap for loans up to $500,000,000 and larger.
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

Investment Strategy

The Adviser’s investment strategy is credit driven with a focus on capital preservation. The Adviser seeks to employ a rigorous and consistent due diligence process when assessing each individual issuer. The Adviser intends to evaluate each issuers’ ownership and management team, business model, competitive differentiation, historical and projected financial performance, cost structure, key customers and key suppliers, and position within its industry.

The Adviser will utilize its expertise sourcing and investing in loans to private businesses while leveraging the proprietary industry research of the broader Fidelity platform when constructing the Fund’s portfolio. Quantitative and qualitative factors will drive each investment decision to seek to achieve the Fund’s stated investment objective. The Fund intends to invest across issuers, industries, geographies, and Sponsors or ownership groups.

The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, and public U.S. operating companies having a market capitalization of less than $250,000,000 (“Portfolio Investments”). The Fund may also invest to a lesser degree in non-U.S. companies. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). We may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. If the Fund changes its 80% test, the Fund will provide shareholders with at least 60 days’ prior notice of such change. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are generally private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are Non-Sponsor. The Adviser will directly originate credit opportunities from a large universe of Sponsors, intermediaries and other direct lenders, as well as internal Fidelity resources.

Targeted borrowers will operate within a wide range of industries. Leveraging Fidelity’s proprietary industry research and the Adviser’s expertise, the Fund will primarily invest in industries where the Adviser’s portfolio management team has deep experience with similarly situated companies. The Adviser will target investments structured as first lien senior secured and unitranche credit facilities, while also taking advantage of opportunistic investments in other parts of the capital structure, including last out loans, second lien loans, mezzanine and other junior debt loans, as well as equity investments.

The Fund may enter into hedging transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, collars and floors to seek to hedge against fluctuations in the relative values of the Fund’s portfolio positions from changes in currency exchange rates and market interest rates. The Fund may also receive or purchase warrants or rights.

Most of the investments that the Fund intends to invest in are unrated or rated below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by S&P Global Ratings), which are often referred to as “leveraged loans,” “high yield” or “junk” debt investments and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the Fund’s net asset value and income distributions to shareholders. They may also be illiquid and difficult to value.

The Adviser will seek collateral packages in connection with the Fund’s secured investments that include liens on the borrower’s assets and a pledge of the borrower’s stock. In addition, the Adviser expects to seek investment structures that include covenant packages that measure the borrower’s key performance metrics but will also be permitted to invest in loans that would not include maintenance covenants. Loans will usually have stated terms of five to seven years, but the expected average life of such securities is usually between three to four years and may contain scheduled amortization payments and/or mandatory excess cash flow payments to reduce exposure and risk over the life of the investment.

The Fund will generally seek to invest in loans that carry variable (i.e., “floating”) interest rates. In addition to the cash yields received on its loans from principal and interest payments, the Fund will seek to invest in loans that generally pay additional fees, including but not limited to, closing fees, arrangement fees, prepayment premiums, or amendment fees. In certain cases, loan investments will have equity enhancement features, which may be in the form of warrants or other equity-related securities that are designed to provide the opportunity for capital appreciation.

To seek to enhance returns, the Fund intends to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows the Fund to borrow up to a 2x debt to equity ratio.

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

Because the Fund is classified as non-diversified, the Adviser may invest a significant percentage of the Fund’s assets in a single issuer.

The Fund’s investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Cash Management

The Fund may hold uninvested cash or may invest it in cash equivalents such as money market securities, repurchase agreements, or shares of short-term bond or money market funds, including shares of Fidelity® Central funds. Generally, these securities offer less potential for gains than other types of securities.

Central Funds

In addition to cash management, the Fund may hold Central funds to gain exposure to certain fixed income securities. Central funds are special types of investment vehicles created by Fidelity for use by the Fidelity® funds and other advisory clients. Central funds are used to invest in particular security types or investment disciplines, or for cash management. Central funds incur certain costs related to their investment activity (such as custodial fees and expenses), but generally do not pay additional management fees. The investment results of the portions of a Fidelity® fund’s assets invested in the Central funds will be based upon the investment results of those funds.

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

During the credit underwriting process, the deal team will compile and present diligence findings to the Adviser’s Direct Lending Investment Committee at least once before issuing a term sheet and a second time before closing. The Adviser’s focus is on downside protection so the deal team and Direct Lending Investment Committee are expected to spend substantial time understanding and validating various downside scenarios, exit options, and structural protections in every investment seeking to ensure adequate cushion.

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

Direct Lending Investment Committee

The investment activities of the Fund are under the direction of the Direct Lending Investment Committee and the Board. The Direct Lending Investment Committee is currently comprised of the Fund’s three portfolio managers: David Gaito, Therese Icuss and Jeffrey Scott. Additionally, the President of Fidelity Investments’ High Income and Alternatives Group (the “High Income and Alternatives Group”), and the Chief Investment Officer of the High Income and Alternatives Group meet with the Direct Lending Investment Committee frequently to discuss the pipeline of opportunities and they have the authority to decline any opportunity at any point at their discretion. The day-to-day activities of the Fund are overseen by the Fund’s portfolio managers, each of whom is an officer or employee of the Adviser or its affiliate.

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

Non-Exchange Traded, Perpetual-Life BDC

The Fund intends to operate as a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Fund uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter.

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

Notwithstanding the foregoing, the Fund may, at any time, determine to pursue a sale of all or substantially all of the Fund’s assets to, a purchase of all or substantially all of the assets of, or other liquidity event with, another entity or a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Common Shares in each case for consideration of either cash and/or publicly listed securities of the acquirer, in each case subject to any required approvals and any applicable requirements of the 1940 Act. Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates or by unaffiliated third-parties. The Fund is not a subsidiary of or consolidated with Fidelity.

The Fund reserves the right to involuntarily redeem an investor’s Shares in the case of actual or suspected threatening conduct or actual or suspected fraudulent, illegal or suspicious activity by the investor or any other individual associated with the investor’s account. Accordingly, an investor’s Shares will be sold at the NAV, minus any applicable shareholder fees, calculated on the day the Fund exercises its right as mentioned above.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement between the Fund and the Administrator (the “Administration Agreement”). Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The portfolio management team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

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

Temporary Investments. Pending investment in other types of qualifying assets (including directly originated loans and broadly syndicated loans, as described above), the Fund’s investments can consist of cash, cash equivalents, money market funds (including shares of Fidelity ® Central funds or other funds that are advised by the Adviser or its affiliates), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be qualifying assets.

The Fund may invest in mutual funds or exchange-traded funds advised by the Adviser or its affiliates. Depending on the circumstances (which exclude investments in money market funds advised by the Adviser or its affiliates, from which the Adviser or its affiliates may retain any additional management or other fees), the Adviser will contractually waive either (1) its management fee payable by the Fund or (2) up to a portion of its management fee payable by the Fund in an amount equal to such underlying fund’s management fee rate multiplied by the Fund’s average monthly invested balance in such underlying fund for such month.

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

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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

We are also required to designate a chief compliance officer (“CCO”) and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

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

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying FDS (in its capacity as the Adviser and Administrator)), (iii) cost of any borrowings or other financing arrangements, (iv) funding repurchases under our share repurchase program, and (v) cash distributions to the holders of our shares.

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

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Board Approval of the Advisory Agreement

At its November 2023 meeting, the Board unanimously determined to renew the Fund’s Agreements. In reaching its determination, the Board considered all factors it believed relevant, including (i) the nature, extent, and quality of the services provided to the Fund and its shareholders (including the investment performance of the Fund); (ii) the competitiveness relative to peer funds of the Fund’s management fee and the total expense ratio; (iii) the total costs of the services provided by and the profits realized by FDS and its affiliates (Fidelity) from its relationships with the Fund; and (iv) the extent to which, if any, economies of scale exist and are realized as the Fund grows, and whether any economies of scale are appropriately shared with Fund shareholders. The Board’s decision to renew the Agreements was not based on any single factor.

Nature, Extent, and Quality of Services Provided

The Board considered Fidelity’s staffing as it relates to the Fund, including the backgrounds of investment personnel of Fidelity, and also considered Fidelity’s implementation of the Fund’s investment program. The Board also had discussions with members of the portfolio management team.

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
•
Shareholder and Administrative Services. The Board considered: (i) the nature, extent, quality, and cost of advisory, administrative, and shareholder services to be performed by Fidelity under the Advisory Agreement and under separate agreements covering transfer agency, pricing and bookkeeping, and securities lending services for the Fund; (ii) the nature and extent of Fidelity’s supervision of third-party service providers, principally custodians, subcustodians, and pricing vendors; and (iii) the resources devoted by Fidelity to, and the record of compliance with, the Fund’s compliance policies and procedures. The Board also considered the Fund’s securities lending activities and any payments made to Fidelity relating to securities lending.

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

•
Investment Performance. The Board took into account discussions that occur with representatives of Fidelity, and reports that it receives, at board meetings throughout the year relating to Fund investment performance. In this regard the Board noted that as part of regularly scheduled reports to the Board on Fund performance, the Board considered annualized return information for the Fund since inception.

In addition to reviewing absolute Fund performance, Board periodically considers the appropriateness of Fund performance metrics in evaluating the results achieved. The Board generally gives greater weight to Fund performance over longer time periods than over shorter time periods.

Based on its review, the Board concluded that the nature, extent, and quality of services to be provided to the Fund under the Advisory Agreement should benefit the shareholders of the Fund.

Competitiveness of Management Fee and Total Expense Ratio

In reviewing the Advisory Agreement, the Board considered the Fund’s management fee rate and the total expense ratio of Class I Common Shares of the Fund. Because the Fund was operating for a small portion of the reporting period, the total net expenses of Class I Common Shares considered by the Board were based on estimates. The Board noted that there is a limited number of public, unlisted competitors against which to assess the competitiveness of the Fund’s fees. Fidelity identified a small number of competitor funds that are similar to the Fund. The Board noted that the Fund’s management fee is the same as the contractual base management fee rate of the selected competitors. The Board also noted that estimated total expenses for Class I shares, a representative class of the Fund, ranked in the range of the identified competitors with an equal number of competitors being above and below Class I’s total expenses. The Board noted the difficulty in comparing total expense ratios across the identified competitors due to varying incentive fees, interest expense on borrowed funds, operating expenses, and the extent of expense reimbursement. The Board noted that the Fund’s Advisory Agreement also includes an incentive fee that is charged based both on income and on realized capital gains, but, noted that, given the Fund’s limited operations, it would be able to evaluate the effects of the incentive fee in connection with future renewals of the Fund’s Advisory Agreement. The Board noted that the Fund is contractually limiting certain fund-level operating expenses to 0.70% (on an annualized basis) of the Fund’s NAV for the twelve month period commencing the date of Agreement, September 23, 2022, and unless terminated, for each successive one year period.

The Board also noted that FDS had contractually agreed to waive the management fee and income component of the incentive fee through December 31, 2023.

Based on its review, the Board concluded that the Fund’s management fee and the total expense ratio of Class I shares of the Fund were reasonable in light of the services that the Fund and its shareholders receive and the other factors considered.

Costs of the Services and Profitability

The Board considered the revenues earned and the expenses incurred by Fidelity in conducting the business of developing, marketing, distributing, managing, administering and servicing the Fund and servicing the Fund’s shareholders. The Board considered the level of Fidelity’s profits in respect of all the Fidelity funds it oversees. The Board noted, however, that the profitability information did not include the Fund given that the Fund did not commence operations until after calendar year 2022, which was the period for the profitability report.

The Board also reviewed Fidelity’s non-fund businesses and potential indirect benefits such businesses may have received as a result of their association with Fidelity’s fund business (i.e., fall-out benefits) as well as cases where Fidelity’s affiliates may benefit from the funds’ business. The Board considered areas where potential indirect benefits to the Fidelity funds from their relationships with Fidelity may exist.

The Board considered the costs of the services provided by and the lack of meaningful profits realized by Fidelity in connection with the operation of the funds overseen by the Board and was satisfied that the profitability was not excessive.

Economies of Scale

The Board considered whether there have been economies of scale in respect of the management of the funds overseen by the Board, whether the funds (including the Fund) have appropriately benefited from any such economies of scale, and whether there is potential for realization of any further economies of scale. It noted that, notwithstanding the entrepreneurial risk associated with a new fund, the management fee was at a level normally associated, by comparison with competitors, with very high fund net assets, and Fidelity asserted to the Board that the level of the Fund’s advisory fee anticipates economies of scale at lower asset levels even before, if ever, economies of scale are achieved. The Board also noted that the Fund and its shareholders would have access to the very considerable number and variety of services available through Fidelity.

The Board concluded that economies of scale, if any, are being appropriately shared between Fund shareholders and Fidelity.

Conclusion

Based on its evaluation of all of the conclusions noted above, and after considering all factors it believed relevant, the Board, including the Independent Trustees, concluded that the advisory fee arrangements are fair and reasonable in light of all of the surrounding circumstances, and that the Fund’s Agreements should be renewed through November 30, 2024.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the fund operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund pays the Administrator a monthly fee of 0.02666% (0.32% on an annualized basis) of the Fund’s month-end NAV and reimburses the Administrator for the costs and expenses of the Fund incurred by the Administrator. The fee paid to the Administrator is an expense paid out of the Fund’s net assets and is computed based on the value of the net assets of the Fund as of the close of business on the last business day of each month (including any assets in respect of Common Shares that are repurchased as of the end of the quarter). “Business Day” shall mean any day other than a Saturday, Sunday or a day when banks in the State of New York are authorized or required by law, regulation or executive order to remain closed.

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

1.
investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement (“Advisory Fees”);
2.
the fee paid to the Administrator pursuant to the Administration Agreement (“Administration Fees”); and
3.
other expenses of the Fund’s operations and transactions.

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

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Fund’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 0.70% of the Fund’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

As of March 13, 2023, the Adviser has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Distributions

We expect to pay regular monthly distributions and declared our first distribution on April 26, 2023. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or distributions declared by the Board on behalf of our shareholders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of our Common Shares on a national securities exchange.

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

Proxy Voting Policy and Proxy Voting Record

The Fund has delegated to the Adviser the authority to vote the Fund’s proxies in accordance with the Adviser’s established formal written proxy voting guidelines (“Guidelines”). The Guidelines are designed to ensure that proxies cast on behalf of the Fund are voted in a manner consistent with the best interests of Members. The Adviser has also adopted the Guidelines as part of its proxy voting policies and procedures in accordance with Rule 206(4)-6 under the Advisers Act pursuant to which the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interests of clients and not subrogate client interests to its own interests. The Guidelines are reviewed at least annually by the Adviser, and, accordingly, are subject to change.

In evaluating proxies, the Adviser considers factors that are financially material to individual companies and investing funds’ investment objectives and strategies in support of maximizing long-term Member value. This includes considering the company’s approach to financial and operational, human, and natural capital and the impact of that approach on the potential future value of the business. The Adviser will vote on proposals not specifically addressed by the Guidelines based on an evaluation of a proposal’s likelihood to enhance the long-term economic returns or profitability of the Fund or to maximize long-term Member value.

In certain non-U.S. jurisdictions and in limited circumstances, the Adviser may determine not to vote proxies where certain restrictions apply. In accordance with the Guidelines, voting of proxies is conducted in a manner consistent with the Adviser’s fiduciary obligations to the Fund, and all applicable laws and regulations. In other words, the Adviser votes in a manner consistent with the Guidelines and in the best interests of the Fund’s Members, and without regard to any other Fidelity companies’ business relationships. The Adviser takes its responsibility to vote proxies in the best interests of the Fund’s Members seriously and has implemented policies and procedures to address actual and potential conflicts of interest.

To view the Fund’s Guidelines, visit https://www.fidelity.com/bin-public/060_www_fidelity_com/documents/Full-Proxy-Voting-Guidelines-for-Fidelity-Funds-Advised-by-FMRCo-or-FDS.pdf; and to view the Fund’s proxy voting record for the most recent 12-month period ended June 30, visit www.fidelity.com/proxyvotingresults or visit the SEC’s web site at www.sec.gov.

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

Taxation as a Regulated Investment Company

The Fund intends to elect to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Form 10-K, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face but do represent the known material risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Relating to an Investment in the Fund

Limited Operating History. The Fund operates as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. The Fund has limited operating history as a private investment vehicle and limited operating history as a BDC. As a result, prospective investors have limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by FDS or its affiliates will be achieved for the Fund. Past performance should not be relied upon as an indication of future results. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any inexperienced business, including the risk that it will not achieve its investment objectives and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Fund.

The Adviser and the portfolio managers have limited prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the portfolio managers in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, the Fund is required to meet certain source-of-income and asset diversification requirements. The Adviser’s and the portfolio managers’ limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

Risk of Failure to Achieve Investment Objective. The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Fund. There is also no guarantee that the Adviser will be able to source attractive investments for the Fund within a reasonable period of time. There can be no assurance that the Fund will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments. The Fund may not be able to achieve its investment objectives and investors may lose some or all of their invested capital. The failure by the Fund to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Fund and impair the Fund’s ability to achieve its investment objective.

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

Risk of Dependence on Key Personnel of the Adviser. The Fund will depend on the diligence, skill, experience and network of business contacts of the Adviser’s portfolio management team. There can be no assurances that certain members of the team will continue to provide investment services to the Adviser. The loss of key personnel would limit the Fund’s ability to achieve its investment objectives and operate as anticipated.

Illiquid Investments and Restrictions on Withdrawal. Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. If the Fund makes repurchase offers, we will offer to repurchase Common Shares at a price that is estimated by our internal valuation processes to be equal to our NAV per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent asset prices have declined and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in our Offering.

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

No Assurance the Fund Will be Able to Obtain Leverage. The Fund will seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Fund will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Fund at any time or in connection with any particular investment. If indebtedness is available to the Fund, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to the Fund and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments or collateral, ability to borrow in currencies other than the U.S. dollar and Fund investor creditworthiness and composition. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Fund to fluctuate over the Fund’s life. Furthermore, the Fund may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Fund to leverage its investments may be collateralized by other assets of the Fund.

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

No Assurance of the Availability of Leverage. The Fund is expected to utilize leverage, however, there can be no assurance that the Fund will be able to obtain indebtedness. If indebtedness is available, there can be no assurance that such indebtedness will be on terms favorable to the Fund and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Fund to fluctuate over its life. For example, if leverage is obtained later in the Fund’s life, the Fund may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If the Fund is unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, the Fund may determine not to make the investment or may invest a different proportion of its available capital in such investment. This may affect the ability of the Fund to make investments, could adversely affect the returns of the Fund and may impair its ability to achieve its investment objective. In addition, the lender may impose certain diversification or other requirements, and these restrictions are expected to impact the ability of the Fund to participate in certain investments or the amount of the Fund’s participation in certain investments.

Leverage Risk. The Fund will seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage is expected to be secured by the Fund’s assets. The greater the total leverage of the Fund relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Fund uses leverage may have other significant consequences to Fund investors, including, the following: (i) greater fluctuations in the net assets of the Fund; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Fund’s cash proceeds are required to meet principal payments, the Fund investors may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Fund may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Fund receives from such harvests may be significantly diminished as compared to the Fund’s expected return on such investments; (v) limitation on the Fund’s flexibility to make distributions to Fund investors (vi) the sale of assets that are pledged to secure the indebtedness; (vii) increased interest expense if interest rate levels were to increase significantly; (viii) during the term of any borrowing, the Fund’s returns may be materially reduced by increased costs attributable to regulatory changes; and (ix) banks and dealers that provide financing to the Fund may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. The cost associated with the use of leverage may not be recouped through investments or may significantly reduce the profitability of any investment. Certain types of loans require a fee payment irrespective if the credit facility is actually used and may require an annual fee to extend the facility. There can also be no assurance that the Fund will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Fund’s exposure to losses, including a potential loss of principal, as a result of which Fund investors could potentially lose all or a portion of their investments in the Fund, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

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

Insurance Risk. FDS has purchased and expects to maintain an omnibus insurance policy or policies which includes coverage in respect of the Fund, the Adviser and their affiliates, as well as other clients, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and its affiliates, as applicable, for events unrelated to the Fund). The premiums for such shared insurance policies generally are borne by FDS and the clients covered by such policies, and such shared insurance policy or policies are expected to have an overall cap on coverage for all the insured parties thereunder. To the extent an insurable event results in claims in excess of such cap, the Fund may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Fund experiences an insurable loss after such event, the Fund’s receipts from such insurance policy may also be diminished. Insurance policies covering the Fund, the premiums of which are paid in whole or in part by the Fund, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Fund may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Fund and which ultimately may not result in a financial award. In addition, the Adviser may cause the Fund to purchase and maintain insurance coverage that provides coverage to the Fund, and certain indemnified persons, in which case, the premiums would be borne by the Fund.

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

Indemnification Risk. The Fund is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Amended and Restated Declaration of Trust of the Fund (as amended or restated from time to time, the “Declaration of Trust”) and the Bylaws of the Fund (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Fund’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Fund’s Declaration of Trust provides that the Fund shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee sponsor, controlling person or agent of the Fund, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Fund or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Fund will also indemnify certain service providers, including the Administrator and the Fund’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Fund investors. The indemnification obligation of the Fund would be payable from the assets of the Fund. The application of the indemnification and exculpation standards may result in Fund investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Fund may bear significant financial losses even where such losses were caused by the conduct, as described above, of such indemnified persons.

Portfolio Valuation Risk. The Adviser, subject to the oversight of the Board, determines the valuation of the Fund’s investments. It is expected that most of the Fund’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Fund investors.

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

In addition, the Fund may rely on third-party valuation services to assist in determining the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation services may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. Additionally, the Fund may also choose to discontinue the use of any third-party valuation services at any time, which could create a conflict of interest and impair the third-party valuation service’s independence. An inaccurate valuation of an investment could have a substantial impact on the Fund.

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

Systems and Operational Risks. The Fund depends on the Adviser and Administrator to develop and implement appropriate systems for the Fund’s activities. The Fund also relies heavily and on a regular basis on financial, accounting and other data processing systems to evaluate investments, to monitor its portfolio and capital, and to generate risk management and other reports that are critical to oversight of the Fund’s activities. In addition, the Fund relies on information systems to store sensitive information about the Fund, the Adviser, their affiliates and the shareholders. Certain of the Fund’s and the Adviser’s activities will be dependent upon systems operated by third parties, including custodians, market counterparties and other service providers, and the Fund and the Adviser may not be in a position to adequately verify the risks or reliability of such third-party systems. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to data or securities price data errors, mathematical or statistical errors, or computer system implementation errors or other errors, omissions, imperfections and malfunctions, including those caused by computer “worms,” viruses and power failures. Failures in the systems employed by the Adviser, administrators, custodians, counterparties, exchanges and similar clearance and settlement facilities and other parties could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Disruptions in the Fund’s operations or breach of the Fund’s information systems may cause the Fund to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory penalties or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on the Fund and the shareholders’ investment therein.

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

No Registration as an Investment Company. While the Fund is not registered as an investment company under the 1940 Act, it is subject to regulation as a BDC under the 1940 Act and is required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of the Fund’s registration statement or this Annual Report. Any representation to the contrary is a criminal offense.

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

Lack of Diversification Risk. The Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Fund assumes large positions in the securities of a small number of issuers, its NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Fund may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Fund’s asset diversification requirements as a RIC under the Code, the Fund does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. Although the Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Fund operates as a non-diversified investment company, it may be subject to greater risk.

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

Risks Relating to the Use of Proceeds. While the Fund generally intends to make all distributions of net proceeds in accordance with “Use of Proceeds,” the amount and timing of distributions from the Fund to the Fund investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Fund (i) to be used to satisfy, or establish reserves for, the Fund’s current or anticipated obligations (including the Advisory Fee and any other expenses) or (ii) for reinvestment of the cost basis of an investment. Accordingly, there can be no assurance as to the timing and amount of distributions from the Fund.

Risk of Electronic Delivery of Certain Documents. Shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Fund investors by the Fund, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Fund investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See Item 1A. Risk Factors –“Technology Systems Risk” and “Cybersecurity Risk” above.

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

Syndication and/or Transfer of Investments Risk. The Fund, directly or through the use of one or more subsidiary investment vehicles, may originate and/or purchase certain debt assets, including ancillary equity assets. The Fund may also purchase certain assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Fund may, in certain circumstances, originate or purchase such assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Adviser or any of its affiliates or to other third-party investment firms. In such instances, the Fund will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Fund will also bear the risk of any inability to syndicate or otherwise transfer such assets or such amount thereof as originally intended, which could result in the Fund owning a greater interest therein than anticipated.

Raising Additional Capital. The Fund may need additional capital to fund new investments and grow its portfolio of investments. Unfavorable economic conditions could increase the Fund’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Fund’s ability to grow. In addition, the Fund is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, to the extent Members do not participate in the DRIP, these earnings will not be available to fund new investments. An inability on the Fund’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

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

Service Provider Risk. The Fund relies heavily on financial, accounting and other data processing systems developed by the Fund’s service providers. While the Adviser generally conducts a review of service providers engaged by the Fund prior to retaining such service providers pursuant to the Adviser’s policies, the Adviser may not be in a position to verify the risks or reliability of such service providers’ programs or systems and the Adviser’s review may fail to identify material issues and concerns related to the service provider in question.

The Adviser conducts appropriate due diligence on any outside vendor that provides products or services to the Adviser and its affiliates and enters into an appropriate contract in accordance with the Adviser’s policies and procedures, and any applicable third-party risk management frameworks. The Adviser’s relationships with outside vendors are managed so that appropriate controls and oversight are in place to protect Adviser’s interests, including safeguarding of private and confidential information regarding the Fund and the Adviser’s employees. Despite the Adviser’s best efforts, there can be no assurances that the Adviser will be able to identify and address all material risks related to vendors. Furthermore, the Fund may experience losses as a result of the failures or inadequate level of service by vendors.

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

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates. The Fund is permitted to co-invest alongside certain other accounts or other affiliates of the Adviser in accordance with the terms and conditions of the exemptive order.

Distributions Risk. The Fund intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Fund is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Fund violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Board and will depend on the Fund’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Fund pays to investors in a year may exceed the Fund’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

Repurchase Program Risk. Subject to market conditions and the approval of the Board, the Fund may from time to time offer to repurchase shares pursuant to written tenders by shareholders. The Fund has no obligation to offer to repurchase shares and each repurchase, if any, will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion. You may not be able to sell your shares at all in the event the Fund does not offer to repurchase shares, absent a liquidity event. The Fund does not currently intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased.

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

Pandemics and Natural Disasters Risk. Widespread disease as well as other pandemics and epidemics, and natural or environmental disasters, such as earthquakes, droughts, fires, floods, hurricanes, tsunamis and climate-related phenomena generally, have been and can be highly disruptive to economies and markets, adversely impacting individual companies, sectors, industries, markets, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. Economies and financial markets throughout the world have become increasingly interconnected, which increases the likelihood that events or conditions in one region or country will adversely affect markets or issuers in other regions or countries, including the United States. Additionally, market disruptions may result in increased market volatility; regulatory trading halts; closure of domestic or foreign exchanges, markets, or governments; or market participants operating pursuant to business continuity plans for indeterminate periods of time. Further, market disruptions can (i) prevent the Fund from executing advantageous investment decisions in a timely manner, (ii) negatively impact the Fund’s ability to achieve its investment objective, as well as the operations of the Fund and the Adviser, and (iii) may exacerbate the risks discussed elsewhere in this Form 10-K, including political, social, and economic risks.

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
•
Reliance on Company Management. The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management team. However, the Fund generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Fund to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Fund is subject to the risk that a borrower in which it invests may make business decisions with which the Fund disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Fund. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Fund to other entities that will be given a mandate to make certain investments consistent with the Fund’s investment objectives and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.
•
Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. See also “Item 1A. Risk Factors – Provision of Managerial Assistance; Control Person Liability” below.

•
No Readily Determinable Valuation. The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures. This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Fund’s assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the fair value committee (the “Fair Value Committee”) may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund engages one or more independent valuation firms to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fund’s NAV could be adversely affected if determinations regarding the fair value of the Fund’s investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Advisory Fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.
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

The Fund has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Fund’s initial investment, or may result in a missed opportunity for the Fund to increase its participation in a successful operation. Even if the Fund has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements or compliance with the requirements for maintenance of its RIC status.

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
•
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

Provision of Managerial Assistance and Control Person Liability. The Fund may obtain rights to participate in the governance of certain of the Fund’s portfolio companies. In such instances, the Fund typically could designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Fund to claims by a portfolio company, its security holders and its creditors, including claims that the Fund is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Fund might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Fund if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Fund to claims that it has interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Fund in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Fund and the Fund investors.

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

Exposure to Foreign Markets Risk. While the Fund does not expect to invest in securities of issuers located in foreign markets as a principal investment strategy, it may invest in such securities if the Adviser believes it is advantageous to do so. Foreign securities, foreign currencies, and securities issued by U.S. entities with substantial foreign operations may involve significant risks in addition to the risks inherent in U.S. investments. Investments in securities and instruments in emerging and developing markets could involve substantial risks not typically associated with investing in more established markets, including, without limitation, those set forth below under “Non-U.S. Securities Risk.”

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

Risks Relating to Securities Lending. Securities lending involves the risk that the borrower may fail to return the securities loaned in a timely manner or at all. If the borrower defaults on its obligation to return the securities loaned because of insolvency or other reasons, the Fund could experience delays and costs in recovering the securities loaned or in gaining access to the collateral. These delays and costs could be greater for foreign securities. If the Fund is not able to recover the securities loaned, the Fund may sell the collateral and purchase a replacement investment in the market. The value of the collateral could decrease below the value of the replacement investment by the time the replacement investment is purchased.

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

Derivative Investments Risk. The Fund may invest in derivative instruments or “derivatives” that include swaps, futures, options, structured securities and other instruments and contracts that are derived from, or the value of which is related to, one or more underlying securities, financial benchmarks, currencies or indices. Derivatives allow an investor to hedge or speculate upon the price movements of a particular security, financial benchmark currency or index at a fraction of the cost of investing in the underlying asset. The value of a derivative depends largely upon price movements in the underlying asset. Therefore, many of the risks applicable to trading the underlying asset are also applicable to derivatives of such asset. However, there are a number of other risks associated with derivatives trading. For example, because many derivatives are leveraged, and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may expose the Fund to the possibility of a loss exceeding the original amount invested. Derivatives may also expose investors to liquidity risk, as there may not be a liquid market within which to close or dispose of outstanding derivatives contracts.

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
•
Tax Uncertainties. The taxation of derivatives, including credit default swaps and other transactions in which the Fund may participate, is subject to uncertainties. Such transactions may become subject to new laws and regulations, possibly with retroactive effect, as well as differing interpretations of existing law and regulations by the relevant taxing authorities. There can be no assurance that such changes in law or interpretation will not have a material adverse effect on the Fund.
•
Other Risks. Other risks in using derivatives include the risk of mispricing or incorrect valuation of derivatives. Many derivatives, in particular OTC derivatives, are complex and their valuation often requires modeling and judgment, which increases the risk of mispricing or incorrect valuation. The pricing models used may not produce valuations that are consistent with the values the Fund realizes when it closes or sells an OTC derivative. Valuation risk is more pronounced when the Fund enters into OTC derivatives with specialized terms because the market value of those derivatives in some cases is determined in part by reference to similar derivatives with more standardized terms. Incorrect valuations may result in increased cash payment requirements to counterparties, over- and/or under- collateralization, and/or errors in calculation of the Fund’s NAV.

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

Counterparties to derivatives contracts may have the right to terminate such contracts if the Fund’s NAV declines below a certain level over a specified period of time. The exercise of such a right by the counterparty could have a material adverse effect on the Fund’s operations.

In late October 2020, the SEC adopted Rule 18f-4 related to the use of derivatives and certain other transactions that rescinded and withdrew the guidance of the SEC and the SEC staff regarding asset segregation and coverage. Under Rule 18f-4, the Fund must trade derivatives and other transactions that potentially create senior securities (except reverse repurchase agreements) subject to a value-at-risk ("VaR") leverage limit, certain other testing and derivatives risk management program requirements and requirements related to board reporting. These requirements apply unless the Fund qualifies as a “limited derivatives user” as defined in Rule 18f-4. Reverse repurchase agreements need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratio (unless the Fund determines to treat such agreements and transactions as derivatives for all purposes under the rule). Reverse repurchase agreements are not included in the calculation of whether the Fund is a limited derivatives user (unless the Fund determines to treat such agreements and transactions as derivatives for all purposes under the rule), but if the Fund is subject to the VaR testing, reverse repurchase agreements and similar financing transactions are included for purposes of such testing. These requirements may limit the Fund’s ability to use derivatives and reverse repurchase agreements and similar financing transactions as part of the Fund’s investment strategies.

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

High Yield Securities Risk. The Fund may make significant investments in “high yield” debt and preferred securities which are rated lower than investment grade by the various credit rating agencies (or in comparable non-rated securities as determined by the Adviser). Securities that are rated lower than investment grade are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated securities, the yields and prices of such securities may tend to fluctuate more than those for higher-rated securities. The market for lower-rated securities is thinner and less active than that for higher-rated securities, which can adversely affect the prices at which these securities can be sold. In addition, adverse publicity and investor perceptions about lower-rated securities, whether or not based on fundamental analysis, may be a contributing factor in a decrease in the value and liquidity of such lower-rated securities.

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

Securities that are rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by S&P Global Ratings are often referred to in the financial press as “junk bonds” and may include securities of issuers in default. “Junk bonds” are considered by the rating agencies to be predominately speculative and may involve major risk exposures such as: (i) vulnerability to economic downturns and changes in interest rates; (ii) sensitivity to adverse economic changes and corporate developments; (iii) redemption or call provisions which may be exercised at inopportune times; and (iv) difficulty in accurately valuing or disposing of such securities.

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

Additionally, certain loans that the Fund makes to companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the investment’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the investment under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before the Fund. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. The Fund can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the investment’s remaining assets, if any.

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

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by the Adviser into separate investments, with certain investors (which may or may not include the Fund) participating in the initial drawdowns and other investors (which may or may not include the Fund) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as OID, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Fund) will be obligated in any event to fund such later funding obligations. In certain cases, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Fund may not be aligned with other participating investors. There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

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

Investments in Original Issue Discount and PIK Instruments Risk. The Fund’s investments may include investments with OID or PIK interest features. To the extent the accretion of OID or PIK income constitutes a portion of the Fund’s income, the Fund will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on investments with PIK interest features reflect the payment deferral and increased credit risk associated with these instruments, and investments with PIK interest features generally represent a significantly higher credit risk than coupon loans;
•
investments with OID and PIK interest features may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such investments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base Advisory Fee;
•
market prices of investments with PIK interest features and other zero-coupon instruments are affected to a greater extent by interest rate changes and may be more volatile than instruments that pay interest periodically in cash. While investments with PIK interest features are usually less volatile than zero coupon debt instruments, investments with PIK interest features are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as OID, market discount, and income arising from debt instruments with PIK interest or zero-coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

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

Minority Investments and Joint Ventures Risk. The Fund may make minority equity investments in entities in which the Fund does not control the business or affairs of such entities. In addition, the Fund intends to co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share the Advisory Fee and/or other forms of compensation with such parties. The Adviser expects that in some cases the Fund will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Fund. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

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

In certain cases, conflicts of interest may arise between the Fund and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Fund will cause the joint venture to be managed in a manner that is favorable to the Fund. In addition, it is anticipated that the Fund could be invested in debt instruments issued by a joint venture entity while one or more of other investment funds, pooled investment vehicles and client accounts (the “Other Clients”) managed by the Adviser will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

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

Repurchase Agreements Risk. Subject to our investment objectives and policies, the Fund may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

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

Risks Relating to Certain Regulatory and Tax Matters

Regulations Governing the Fund’s Operation as a BDC. The Fund will not generally be able to issue and sell its Common Shares at a price below NAV per share. The Fund may, however, sell Common Shares, or warrants, options or rights to acquire the Fund’s Common Shares, at a price below the then-current NAV per share of the Fund’s Common Shares if the Fund’s Board determines that such sale is in the Fund’s best interests, and if investors approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Adviser, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, its Common Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

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

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Fund from entering into securitization transactions. These risk retention rules will increase the Fund’s cost of funds under, or may prevent the Fund from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately borne by the Fund’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the U.S. government could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Fund or otherwise adversely affect the Fund’s business, financial condition and results of operations.

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

European Union General Data Protection Regulation. In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union (the “EU”) which use or hold data relating to living individuals, but also to those organizations that offer services to individual EU investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20,000,000 or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Fund and therefore the Fund investors. The Fund may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Fund investors other than individuals in the EU may not be afforded the protections of the GDPR.

Potential Controlled Group Liability. Under certain circumstances it would be possible for the Fund, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Thus, there is a risk that the Fund could be treated as a single employer with one or more of its portfolio companies for purposes of the controlled group rules under ERISA. In such an event, the Fund could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Fund, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

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

Compliance with the SEC’s Regulation Best Interest. Broker-dealers must comply with Rule 151-1 under the Exchange Act (“Regulation Best Interest”), which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our Offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our Offering to retail customers. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. If Regulation Best Interest reduces our ability to raise capital in our Offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Federal Income Tax Risks

RIC Qualification Risks. To elect and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Paying Required Distributions. For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to accrete market discount and include such amounts in our taxable income in the current year, instead of upon disposition.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Corporate-Level Income Tax. The Fund may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Fund may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Special Tax Issues. The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when the Fund may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

“Publicly Offered Regulated Investment Company” Tax Issue. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any taxable year, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. The ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate shareholders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a shareholder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax. There is no assurance that the Fund will be treated as a “publicly offered regulated investment company” with respect to any calendar year.

Legislative or Regulatory Tax Changes. At any time, the U.S. federal income tax laws or regulations governing RICs or investors or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

Conflicts of Interest

The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for the Common Shares.

Relationship among the Fund, the Adviser and the Portfolio Managers. The Adviser has a conflict of interest between its responsibility to act in the best interests of the Fund, on the one hand, and any benefit, monetary or otherwise, that results to it or its affiliates from the operation of the Fund, on the other hand. For example, the Adviser’s incentive fee creates an incentive for the Adviser to recommend more speculative investments for the Fund than it would otherwise in the absence of such performance-based compensation. The Adviser may also be incentivized not to permanently write down, write off, revalue or dispose of an investment that has poor prospects for improvement in order to receive ongoing management fees in respect of such investment and to avoid reductions in potential incentive fees if such asset appreciates in the future. In addition, the method of calculating the incentive fee payments may result in conflicts of interest between the Adviser, on the one hand, and the Fund investors, on the other hand, with respect to the management and disposition of investments.

The functions performed by the Adviser are not exclusive. The Adviser, its affiliates and their principals and employees serve as investment adviser, managing member or general partner to Other Clients and conduct investment activities for their own accounts. Other Clients may have investment objectives and investment strategies that are substantially identical to that of the Fund. Due to a difference in fees attributable to the Other Clients, which may be higher than those attributable to the Fund either on percentage terms or in total dollar amounts received by the Adviser and/or its affiliates, it is possible that the Adviser could allocate investment opportunities among the Other Clients and the Fund in a manner that favors the performance of Other Clients and adversely impacts the performance of the Fund. In addition, the principals and employees of the Adviser and its affiliates may and do also make investments of their own personal assets in the Fund and in Other Clients of the Adviser and its affiliates.

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

Frequently, a particular investment may be bought or sold for only the Fund or only one Other Client, or in different amounts and at different times for more than one but less than all Other Clients, and the Fund may or may not be included in such purchase or sale. Likewise, a particular investment may be bought for the Fund or one or more Other Clients when one or more Other Clients are selling the same security. In addition, purchases or sales of the same investment may be made for two or more Other Clients (and possibly for the Fund) on the same date. Certain of the Other Clients have different terms, fees (including incentive fees) and investment objectives from the Fund. In such events, such transactions will be allocated among the Fund and Other Clients in a manner believed by the Adviser and its affiliates to be equitable to each in accordance with its policies. In effecting transactions, it may not always be possible, or consistent with the possibly differing investment objectives of the various Other Clients and of the Fund, to take or liquidate the same investment positions at the same time or at the same prices. In addition, funds or client accounts for which the Adviser or an affiliate serves as adviser or sub-adviser may and do also make investments in the Fund.

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

With respect to co-investment transactions conducted under the exemptive order, initial internal allocations among the Fund and other investment funds affiliated with the Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If the Fund invests in a transaction under the co-investment exemptive order and, immediately before the submission of the order for the Fund and all other funds, accounts, or other similar arrangements advised by the Adviser and its affiliates, the opportunity is oversubscribed, it will generally be allocated on a pro-rata basis based on internal order size. The Fund may only be able to participate in certain negotiated investment opportunities on a rotational basis due to the limitations and requirements imposed by the order.

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

Declining an Investment. The Adviser may decline an investment opportunity on behalf of the Fund based on various factors including its investment allocation policies and procedures and to the extent the Adviser determines, in its discretion, that such investment may (a) have reputational considerations for the Fund investors, the Adviser or the Fund, (b) to the Adviser’s knowledge, have been the subject of concern or controversy among financial institutions, institutional investors or the public or (c) give rise to other similar considerations. In certain cases, such an investment may be allocated to other affiliated accounts that have consented to the investment or do not, in the Adviser’s discretion, have such considerations, in lieu of the investment being allocated to the Fund. Finally, although Fidelity believes its positive reputation in the marketplace provides benefit to the Fund and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Fund for reputational reasons, and this decision could result in the Fund foregoing a profit or suffering a loss.

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

Diverse Membership; Relationships with Fund Investors. The Fund and investors are generally expected to have conflicting investment, tax and other interests with respect to the investments made by the Fund. The Fund investors may include various types of persons or entities organized in various jurisdictions, and different Fund investors may have conflicting investment, tax and other interests in respect of their investment in the Fund. The conflicting interests of the Fund and of individual Fund investors may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of the Fund’s investments, and the timing of disposition of investments, which may be more beneficial for the Fund or Fund investors than for one or more of the other Fund investors. Such structuring of the Fund’s investments and other factors may result in different returns being realized by different Fund investors. Furthermore, under the U.S. tax audit rules applicable to the Fund, decisions or elections made in connection with certain laws and regulations by the Adviser (or such other person designated by the Adviser) in connection with tax audits (including whether or not to make an election under those rules) may be more beneficial for one type of Fund investor than for another type of Fund investor. As a consequence, conflicts of interest among different Fund investors may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments and the use of leverage that may be more beneficial for one Fund investor than for another Fund investor, especially in respect of individual tax situations. In addition, the Fund may face certain tax risks based on positions taken by the Fund, the Adviser on behalf of the Fund, the Fund’s subsidiaries and/or a withholding agent.

Allocation of Personnel. The Adviser and its members, officers, personnel and employees will devote as much of their time to the activities of the Fund as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Advisory Agreement, the Adviser is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Fund and/or may involve substantial time and resources of the Adviser. Personnel of the Adviser and its affiliates, including members of the Direct Lending Investment Committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers, personnel and employees will not be devoted exclusively to the business of the Fund but will be allocated between the business of the Fund and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Fund, which could negatively impact the Fund and its shareholders. Furthermore, personnel of the Adviser and its affiliates derive financial benefit from these other activities, including fees and performance-based compensation. Fidelity personnel outside of the Adviser may share in the fees and performance-based compensation from the Fund; similarly, personnel of the Adviser and its affiliates may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by personnel of the Adviser and its affiliates. The determination of the Adviser and its affiliates of the amount of time necessary to conduct the Fund’s activities will be conclusive, and shareholders rely on the Adviser’s judgment in this regard. The officers and trustees will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals, personnel and employees of the Adviser may be subject to a variety of conflicts of interest relating to their responsibilities to the Fund, Other Clients and their respective portfolio companies, and their outside business activities as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Fund, including if such other entities compete with the Fund for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Fund. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Fund. Such involvement may create conflicts of interest in making investments on behalf of the Fund and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Fund, there can be no assurance they will be resolved favorably for the Fund. Also, Fidelity personnel and employees, including, personnel and employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Fund. Shareholders will not receive any benefit from any such investments, and the financial incentives of such Fidelity employees in such other investments could be greater than their financial incentives in relation to the Fund.

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

Valuation of Assets. A majority of securities and other assets in which the Fund will directly or indirectly invest, including secured loan investments, are not expected to have a readily ascertainable market value and will be valued by the Adviser in accordance with its established valuation policies. Such securities and other assets will constitute a substantial portion of the Fund’s investments. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will fair value such investment in accordance with the Fund’s policies and procedures. The Adviser has a conflict of interest in determining such valuations, as the Adviser’s determination of a fair value for such investments may cause it to receive a higher Advisory Fee.

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

Conflicts with Portfolio Companies. In certain instances, the portfolio managers and officers, personnel and employees of the Adviser may serve as board members of certain portfolio companies and, in that capacity, will be required to make decisions that they consider to be in the best interests of the portfolio company. In certain circumstances, such as in situations involving bankruptcy or near insolvency of the portfolio company, actions that may be in the best interests of the portfolio company may not be in the best interests of the Fund, and vice versa. Accordingly, in these situations, there may be conflicts of interest between an individual’s duties as a portfolio manager or officer or employee of the Adviser and such individual’s duties as a board member of the portfolio company. Additionally, the Adviser or affiliates of the Adviser may enter into transactions with a portfolio company (for example, a property lease), which may create a conflict of interest. While it is generally expected that any such transaction would be on arm’s length terms, it is possible that the portfolio company may pay higher fees or receive fewer benefits in the transaction than it would if the counterparty to the transaction were a third party.

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

Additionally, affiliates of the Fund’s adviser are acting and expected to continue to act in the future as the administrative agent on a number of loans in which the Fund invested or may invest in the future, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder. The Adviser and its affiliates will only retain compensation as administrative agent if permissible under the 1940 Act, SEC exemptive relief, and other applicable law. Under the documentation for such loans, an entity typically is designated as the administrative agent and/or collateral agent, and this agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders.

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

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Fund, and in some cases, subject to applicable law, a decision by the Adviser to take any particular action could have the effect of benefiting an Other Client (and, incidentally, may also have the effect of benefiting the Adviser and its affiliates) and therefore may not have been in the best interests of, and may be adverse to, the Fund. There can be no assurance that the return on the Fund’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the transaction.

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

Allocation of Revolver, Delayed-Draw Investment or Line of Credit Obligations. The Fund generally expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit” with funding obligations that extend past the initial date of investment. Later funding obligations related to such investments may not be allocated pro rata among all the investors who participated in the initial funding of an investment. In particular, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit. As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan (or may not be allocated any portion). Fund investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as OID, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. In addition, where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment. In that regard, the revolver, delayed draw or line of credit portion of an investment may be senior to the investment in the portfolio company made by the Fund, and as a result, the interests of the Fund may not be aligned with other participating investors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Fidelity and its Enterprise Cybersecurity organization, on behalf of the Fund, have established a comprehensive risk management program, which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Fund and its shareholders. The Fund does not currently have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Fund’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Through its vendor management program, and on behalf of the Fund, Fidelity oversees and identifies risks from cybersecurity threats associated with the use of third-party service providers. This vendor oversight program includes periodic reviews of the cybersecurity controls of third-party service providers, The frequency of such reviews is generally based on the nature of the Fund’s information processed by the vendor and the vendor’s criticality to business operations.

On behalf of the Fund, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to the Fund. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the AICPA’s System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Fund. The results of these consulting engagements are shared with the Fund’s Board of Trustees as part of periodic reports.

Fidelity’s Enterprise Cybersecurity organization has a threat intelligence program which monitors for emerging cyber threats. Taking information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center, the organization analyzes such information and incorporates tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Fund did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Fund, including its day-to-day operations, financial condition, and business strategies. In conjunction with Fidelity’s Enterprise Cybersecurity, the Fund participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication and reporting processes are in place.

The Board provides strategic oversight regarding cybersecurity risks and threats. The Board receives and reviews periodic reports from senior executives in Fidelity’s enterprise cybersecurity organization and the Fund’s management, including Fidelity’s Chief Information Security Officer (“CISO”), members of the CISO’s staff and the Fund’s CCO. These reports contain information about risks from cybersecurity threats, including the results of recent independent reviews of the cybersecurity program, summaries of recent cybersecurity threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The Fund’s management, including the CCO of the Fund, is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Fund’s reliance on Fidelity and its Enterprise Cybersecurity organization, the CCO relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Fund’s material risks from cybersecurity threats. The CISO has over twenty years of experience in technology and information security and has served as Fidelity’s CISO since May 2021. The CCO has been responsible for this oversight function as CCO to the Fund since the Fund’s inception and has worked in the financial services industry for sixteen years, during which the CCO has gained expertise in assessing and managing risks applicable to the company.

Management of the Fund is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of Fidelity. The Board is also made aware of material cybersecurity incidents which impacted the Fund.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The Offering consists of three classes of shares of our Common Stock, Class I shares, Class S shares, and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.

As of March 18, 2024 there were 2,915 holders of record of our Class I common stock, 1 holder of record of our Class S common stock, and 1 holder of record of our Class D common stock.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the classes of shares since our inception through December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
March 31, 2023	$25.31	$-	$-
April 30, 2023	25.27	-	-
May 31, 2023	25.24	-	-
June 30, 2023	25.32	-	-
July 31, 2023	25.32	-	-
August 31, 2023	25.40	-	-
September 30, 2023	25.52	-	-
October 31, 2023	25.54	-	-
November 30, 2023	25.56	25.56	25.56
December 31, 2023	25.81	25.81	25.81

Distributions

We have paid regular monthly distributions commencing with the first full calendar quarter after the escrow period concluded. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

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

The following table presents our distributions that were declared and payable for the year ended December 31, 2023 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
October 27, 2023	October 31, 2023	November 22, 2023	0.2150	2,721,969
November 29, 2023	November 30, 2023	December 22, 2023	0.2150	3,056,588
December 29, 2023	December 29, 2023	January 24, 2024	0.2150	3,380,805
			$1.8800	$19,344,842

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.1969	$77
December 29, 2023	December 29, 2023	January 24, 2024	0.1969	78
			$0.3938	$155

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.2097	$82
December 29, 2023	December 29, 2023	January 24, 2024	0.2097	83
			$0.4194	$165

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

Subject to FINRA and other limitations on underwriting compensation described in “Limitations on Underwriting Compensation” below, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares, a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or distributions declared by the Board on behalf of our shareholders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

The following table presents the share repurchases completed for the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
August 31, 2023	5%	$25.52	September 29, 2023	$292,938	11,708	0.15%
November 30, 2023	5%	$25.81	December 29, 2023	$27,140	1,071	0.01%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction

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

Overview

We are a newly organized, externally managed, non-diversified closed-end management investment company formed as a Delaware statutory trust on March 23, 2022 that has elected to be treated as a BDC under the 1940 Act. We are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually, as a RIC under the Code.

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay FDS for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Fund intends to operate as a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Fund uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s NAV per share.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. OIDs and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Administrator or its affiliates will bear all fees, costs, and expenses incurred that are not specifically assumed by the Fund under the Administration Agreement.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement with our Adviser. As of March 13, 2023, FDS has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

For the year ended December 31, 2023, we acquired $534.7 million aggregate principal amount of investments (including $99.3 million of unfunded commitments). For the year ended December 31, 2022, we had no portfolio investment activity.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

Year Ended December 31,
2023
Investments:
Total investments, beginning of period	$—
New investments purchased	534,731,151
Net accretion of discount on investments	1,114,033
Investments sold or repaid	(11,323,993)
Total Investments, End of Period	$524,521,191

Number of portfolio companies	51
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.52%
Weighted average yield on debt and income producing investments, at fair value(2)	11.55%
Percentage of debt investments bearing a floating rate, at fair value	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%

(1) Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each investment. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of first lien debt and total amortized cost of second lien debt.

(2) Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each investment. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of first lien debt and total fair value of second lien debt.

Our investments consisted of the following:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$482,753,585	$489,101,899	92.0%
Equity investments	2,002,315	2,240,826	0.4%
Mutual funds	39,765,291	40,123,900	7.6%
Total	$524,521,191	$531,466,625	100.0%

As of December 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

December 31, 2023
Advertising	1.6%
Aerospace & Defense	1.7%
Air Freight & Logistics	2.8%
Application Software	19.4%
Automotive Parts & Equipment	3.7%
Building Products	1.2%
Commodity Chemicals	1.6%
Diversified Financial Services	0.9%
Diversified Support Services	8.0%
Education Services	1.4%
Environmental & Facilities Services	3.7%
Food Retail	1.4%
Health Care Facilities	2.4%
Health Care Services	6.4%
Industrial Machinery & Supplies & Components	1.8%
Insurance Brokers	3.8%
Life Sciences Tools & Services	5.2%
Mutual Funds	7.6%
Oil & Gas Refining & Marketing	1.4%
Packaged Foods & Meats	3.7%
Pharmaceuticals	1.9%
Soft Drinks & Non-Alcoholic Beverages	2.1%
Specialized Consumer Services	13.2%
Specialized Finance	1.9%
Trading Companies & Distributors	1.2%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$489,333,017	92.1%	120.6%
Australia	31,851,963	6.0%	7.8%
Canada	10,281,645	1.9%	2.5%
Total	$531,466,625	100.0%	130.9%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of December 31, 2023

Rating	December 31, 2023
1	—
2	$489,101,899
3	—
4	—
5	—
Total	$489,101,899

Results of Operations

On March 13, 2023, we commenced operations and accepted $102.1 million of subscriptions.

The following table represents the operating results:

	Year Ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Total investment income	$26,391,281	$—
Net expenses	5,820,071	—
Net investment income (loss) before excise tax	20,571,210	—
Excise tax expense	66,312	—
Net investment income (loss) after excise tax	20,504,898	—
Net unrealized appreciation (depreciation)	6,944,914	—
Net increase (decrease) in net assets resulting from operations	$27,449,812	$—

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Year Ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Interest income	$25,116,260	$—
Dividend income	1,275,021	—
Total Investment Income	$26,391,281	$—

For the year ended December 31, 2023, total investment income was $26.4 million, driven by our deployment of capital during the year. The size of our investment portfolio at fair value was $531.5 million at December 31, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 11.55%. For the period March 23, 2022 (inception) through December 31, 2022 there was no net investment income recorded as the Fund had not yet broken escrow and settled purchase of any investments.

Rising interest rates have favorably impacted our investment income during 2023 due to the floating rate nature of our investments. Despite constructing our portfolio factoring in higher interest rates when determining appropriate capital structures of our borrowers, continued interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates occur concurrently during a slowdown in growth or period of economic weakness, our borrowers’ and potentially our portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Year Ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Interest expense	$3,604,369	$—
Management fees	2,497,365	—
Income based incentive fees	2,683,195	—
Capital gains incentive fees	868,178	—
Distribution and shareholder servicing fees
Class S	14	—
Class D	4	—
Administration fees	646,398	—
Organization expenses	3,669	277,851
Amortization of offering costs	1,299,850	—
Board of Trustees’ fees	213,268	125,750
Professional fees	912,873	418,463
Other general and administrative expenses	823,770	25,868
Total Expenses Before Reductions	13,552,953	847,932
Expense support	(2,544,412)	(847,932)
Management fees waived	(2,505,275)	—
Income based incentive fees waived	(2,683,195)	—
Net Expenses	$5,820,071	$—

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) of $3.6 million for the year ended December 31, 2023, was driven by borrowings under our credit facilities subsequent to our commencement of operations.

For the period March 23, 2022 (inception) through December 31, 2022 no amount of interest expense was incurred as the Fund had not yet commenced operations.

Management Fees

For the year ended December 31, 2023, management fees were $2.5 million. The Adviser waived management fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $2.5 million, for the year ended December 31, 2023. There were no management fees recorded or waived for the period March 23, 2022 (inception) through December 31, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the year ended December 31, 2023, income based incentive fees were $2.7 million. The Adviser waived income based incentive fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $2.7 million, for the year ended December 31, 2023. There were no income based incentive fees recorded or waived for the period March 23, 2022 (inception) through December 31, 2022.

Capital Gains Based Incentive Fees

For the year ended December 31, 2023, we accrued capital gains incentive fees of $0.9 million, none of which was payable under the Advisory Agreement. For the year ended December 31, 2023, the accrued incentive fees were attributable to net unrealized gains of $6.9 million. There were no capital gains incentive fees accrued for the period March 23, 2022 (inception) through December 31, 2022. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses increased to $3.9 million for the year ended December 31, 2023 from $0.8 million for the period March 23, 2022 (inception) through December 31, 2022 primarily driven by the larger portfolio and associated costs with managing the Fund.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify annually for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual required distributable amount of income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the year ended December 31, 2023, the Fund did not incur any U.S. federal income taxes, but the Fund did incur $0.1 million of excise taxes. The Fund did not incur any U.S. federal income taxes or excise taxes for the period ended December 31, 2022.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$6,560,468	$—
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	358,609	—
Net increase or decrease in unrealized appreciation (depreciation) on assets and liabilities in foreign currencies	25,837	—
Net Unrealized Appreciation (Depreciation)	$6,944,914	$—

The net change in unrealized appreciation for the year ended December 31, 2023 was primarily due to spread tightening in the credit markets and positive portfolio company performance. For the period March 23, 2022 (inception) through December 31, 2022 there was no net change in unrealized appreciation as the Fund had not yet broken escrow and settled purchase of any investments.

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

As of December 31, 2023, we had one revolving credit facility outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facility or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2023, we had $105.8 million of debt outstanding under our revolving credit facility and our asset coverage ratio was 483%.

Cash as of December 31, 2023, taken together with our $375.2 million of available capacity under our credit facility (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous Offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. We plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities for new investments.

Although we were able to secure financing in 2023, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained previously. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of December 31, 2023, we had $1.1 million in cash and $0.3 million in foreign cash. During the year ended December 31, 2023, cash used in operating activities was $481.5 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $483.0 million during the period, primarily as a result of new share issuances and net borrowings under our credit facility.

During the period March 23, 2022 (inception) through December 31, 2022, the Fund had not yet commenced operations and cash flows consisted of the seed capital.

Equity

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow.

As the following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Shares	Amount
CLASS I
Subscriptions	15,375,004	$388,786,937
Share transfers between classes	—	—
Distributions reinvested	363,349	9,243,679
Share repurchases	(14,828)	(377,464)
Early repurchase deduction		7,367
Net increase (decrease)	15,723,525	$397,660,519
CLASS S
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	77
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,077
CLASS D
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	82
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,082
Total net increase (decrease)	15,724,315	$397,680,678

The following table summarizes transactions in Common Shares during the period March 23, 2022 (inception) through December 31, 2022:

For the period March 23, 2022 (inception) through December 31, 2022
	Shares	Amount
CLASS I
Subscriptions	80	$2,000
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	80	$2,000
CLASS S	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	80	$2,000

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
October 27, 2023	October 31, 2023	November 22, 2023	0.2150	2,721,969
November 29, 2023	November 30, 2023	December 22, 2023	0.2150	3,056,588
December 29, 2023	December 29, 2023	January 24, 2024	0.2150	3,380,805
			$1.8800	$19,344,842

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.1969	$77
December 29, 2023	December 29, 2023	January 24, 2024	0.1969	78
			$0.3938	$155

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.2097	$82
December 29, 2023	December 29, 2023	January 24, 2024	0.2097	83
			$0.4194	$165

For the period March 23, 2022 (inception) through December 31, 2022 there were no distributions.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the year ended December 31, 2023:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.88	$19,344,842	$0.39	$155	$0.42	$165
Net realized gains	—	—	-	-	-	-
Total	$1.88	$19,344,842	$0.39	$155	$0.42	$165

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

Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at an Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares.

The following table summarizes the share repurchases completed during the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
August 31, 2023	5%	$25.52	September 29, 2023	$292,938	11,708	0.15%
November 30, 2023	5%	$25.81	December 29, 2023	$27,140	1,071	0.01%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction.

For the period March 23, 2022 (inception) through December 31, 2022 there were no share repurchases completed.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the year ended December 31, 2023 were $33.6 million and 7.17%, respectively. For the period March 23, 2022 (inception) through December 31, 2022 the Fund did not have any debt outstanding. Our outstanding debt obligations were as follows:

	December 31, 2023
	Aggregate Principal Committed (1)	Outstanding Principal	Carrying Value
Revolving Credit Facility	$481,000,000	$105,848,459	$105,848,459
Total	$481,000,000	$105,848,459	$105,848,459

(1) Aggregate Principal Committed consists of $460 million USD and $21 million CAD

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Revolving Credit Facility	$105,848,459	$—	$—	$105,848,459	$—
Total Debt Obligations	$105,848,459	$—	$—	$105,848,459	$—

For additional information on our borrowings, refer to “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of December 31, 2023 and December 31, 2022, we had unfunded commitments to borrowers in the aggregate principal amount of $99.3 million and $0, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of December 31, 2023, management is not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement;
•
the Administration Agreement;
•
an agreement with the Managing Dealer (the “Managing Dealer Agreement”);
•
Affiliated investments;
•
Expense Support and Conditional Reimbursement Agreement; and
•
an agreement with Fidelity Investments Institutional Operations Company LLC relating to transfer agency services.

In addition to the aforementioned agreements, we, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Financial Statements – Note 3. Related Party Agreements and Transactions.”

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Financial Statements – Note 12. Subsequent Events” for a summary of recent developments.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2023, 100% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$14,197,010	$3,175,454	$11,021,556
Up 200 basis points	9,464,673	2,116,969	7,347,704
Up 100 basis points	4,732,337	1,058,485	3,673,852
Down 100 basis points	(4,732,337)	(1,058,485)	(3,673,852)
Down 200 basis points	(9,464,673)	(2,116,969)	(7,347,704)
Down 300 basis points	(14,197,010)	(3,175,454)	(11,021,556)

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	93
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022	94
Consolidated Statements of Operations for the year ended December 31, 2023 and the period March 23, 2022 (inception) through December 31, 2022	96
Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2023 and the period March 23, 2022 (inception) through December 31, 2022	97
Consolidated Statements of Cash Flows for the year ended December 31, 2023 and the period March 23, 2022 (inception) through December 31, 2022	98
Consolidated Schedule of Investments as of December 31, 2023	99
Notes to Consolidated Financial Statements	107

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Fidelity Private Credit Fund:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidelity Private Credit Fund (the “Fund”) as of December 31, 2023 and 2022, including the consolidated schedule of investments as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from March 23, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from March 23, 2022 (inception) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, borrowers, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 22, 2024

We have served as the Fund’s auditor since 2022.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $500,084,317 and $0 at December 31, 2023 and 2022, respectively)	$506,671,142	$—
Non-controlled / affiliate investments (amortized cost $24,436,874 and $0 at December 31, 2023 and 2022, respectively)	24,795,483	—
Cash	1,119,639	2,000
Foreign cash (cost $317,490 and $0 at December 31, 2023 and 2022, respectively)	316,970	—
Deferred offering costs	291,680	1,306,724
Deferred financing costs	3,536,786	—
Receivables from sales and paydowns of investments	370,912	—
Interest receivable	7,719,089	—
Distributions receivable from non-controlled / affiliate underlying funds	190,132	—
Due from affiliates, net	561,250	—
Prepaid and deferred expenses	34,088	—
Total Assets	$545,607,171	$1,308,724
Liabilities
Debt	105,848,459	—
Payable for purchases of securities	28,618,421	—
Payable for capital shares repurchased	27,140	—
Distribution payable	3,380,966	—
Interest payable	633,359	—
Shareholder servicing fee payable	9	—
Capital gains incentive fee payable	868,178	—
Excise tax payable	66,312	—
Due to affiliates, net	—	1,306,724
Other accounts payable and accrued liabilities	376,999	—
Total Liabilities	$139,819,843	$1,306,724
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 15,724,395 and 80 shares issued and outstanding at December 31, 2023 and December 31, 2022 respectively	157,244	1
Paid-in-capital in excess of par value	396,598,745	1,999
Total distributable earnings (loss)	9,031,339	—
Total Net Assets	$405,787,328	$2,000
Total Liabilities and Net Assets	$545,607,171	$1,308,724
Net Asset Value per unit (15,724,395 and 80 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively)	$25.81	$25.00

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	December 31, 2023	December 31, 2022
Class I Shares
Net assets	$405,766,957	$2,000
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	15,723,605	80
Net asset value per share	$25.81	$25.00
Class D Shares
Net assets	$10,188	—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	395	—
Net asset value per share	$25.81	—
Class S Shares
Net assets	$10,183	—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	395	—
Net asset value per share	$25.81	—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

	Year Ended December 31,	For the period March 23, 2022 (inception) through December 31,
	2023	2022
Investment Income
From non-controlled / non-affiliate investments
Interest income	$25,116,260	$—
Dividend income	145,705	—
From non-controlled / affiliate investments
Dividend income	1,129,316	—
Total Investment Income	26,391,281	—
Expenses
Interest expense	3,604,369	—
Management fees	2,497,365	—
Income based incentive fees	2,683,195	—
Capital gains incentive fees	868,178	—
Distribution and shareholder servicing fees
Class S	14	—
Class D	4	—
Administration fees	646,398	—
Organization expenses	3,669	277,851
Amortization of offering costs	1,299,850	—
Board of Trustees’ fees	213,268	125,750
Professional fees	912,873	418,463
Other general and administrative expenses	823,770	25,868
Total Expenses Before Reductions	13,552,953	847,932
Expense support	(2,544,412)	(847,932)
Management fees waived	(2,505,275)	—
Income based incentive fees waived	(2,683,195)	—
Net Expenses	5,820,071	—
Net Investment Income (Loss) Before Excise Tax	20,571,210	—
Excise tax expense	66,312	—
Net Investment Income (Loss) After Excise Tax	20,504,898	—
Net Realized and Unrealized Gains (Losses)
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	6,560,468	—
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	358,609	—
Net increase or decrease in unrealized appreciation (depreciation) on assets and liabilities in foreign currencies	25,837	—
Net Realized and Change in Unrealized Gains (Losses)	6,944,914	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,449,812	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,	For the period March 23, 2022 (inception) through December 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss) after excise tax	$20,504,898	$—
Net realized and change in unrealized gains (losses)	6,944,914	—
Net Increase (Decrease) in Net Assets Resulting from Operations	27,449,812	—
Capital Activity
Capital contributions:
Issuance of common shares - Class I	388,786,937	2,000
Issuance of common shares - Class S	10,000	—
Issuance of common shares - Class D	10,000	—
Net increase (decrease) in net assets resulting from capital contributions	388,806,937	2,000
Distributions to shareholders:
Distributions to shareholders from net investment income - Class I	(19,344,842)	—
Distributions to shareholders from net investment income - Class S	(155)	—
Distributions to shareholders from net investment income - Class D	(165)	—
Net increase (decrease) in net assets resulting from distributions to shareholders	(19,345,162)	—
Capital repurchases:
Share repurchases, net of early repurchase deduction - Class I	(370,097)	—
Share repurchases, net of early repurchase deduction - Class S	—	—
Share repurchases, net of early repurchase deduction - Class D	—	—
Net increase (decrease) in net assets resulting from capital repurchases	(370,097)	—
Reinvestment of distributions:
Reinvestment of distributions - Class I	9,243,679	—
Reinvestment of distributions - Class S	77	—
Reinvestment of distributions - Class D	82	—
Net increase (decrease) in net assets resulting from reinvestment of distributions	9,243,838	—
Net Increase (Decrease) in Net Assets Resulting from Capital Activity	378,335,516	2,000
Total Increase (Decrease) in Net Assets	405,785,328	2,000
Net assets, beginning of period	2,000	—
Net Assets, End of Period	$405,787,328	$2,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,	For the period March 23, 2022 (inception) through December 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$27,449,812	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(519,402,734)	—
Proceeds from sales of investments and principal repayments	11,323,993	—
Net proceeds (payments) from sales (purchases) of short term securities	(15,328,417)	—
Net change in unrealized (appreciation) depreciation on investments	(6,919,077)	—
Unrealized gain (loss) on foreign cash	(520)	—
Net accretion of discount and amortization of premium	(1,114,033)	—
Amortization of deferred financing costs	753,732	—
Amortization of deferred offering costs	1,299,850	(1,306,724)
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(370,912)	—
(Increase) decrease in interest receivable	(7,719,089)	—
(Increase) decrease in distributions receivable from non-controlled / affiliate underlying funds	(190,132)	—
(Increase) decrease in due from affiliates, net	(561,250)	—
(Increase) decrease in prepaid and deferred expenses	(34,088)	—
Increase (decrease) in payable for purchases of securities	28,618,421	—
Increase (decrease) in payable for capital shares repurchased	27,140	—
Increase (decrease) in interest payable	633,359	—
Increase (decrease) in shareholder servicing fee payable	9	—
Increase (decrease) in capital gains incentive fee payable	868,178	—
Increase (decrease) in excise tax payable	66,312	—
Increase (decrease) in due to affiliates, net	(1,306,724)	1,306,724
Increase (decrease) in other accounts payable and accrued liabilities	376,999	—
Net Cash Provided by (Used in) Operating Activities	(481,529,171)	—
Cash Flows from Financing Activities:
Payment of financing costs	(4,290,518)	—
Offering costs paid and deferred	(284,806)	—
Proceeds from issuance of Common Shares	388,806,937	2,000
Repurchased shares, net of early repurchase deduction paid	(370,097)	—
Capital distributions	(6,720,358)	—
Proceeds from borrowings	211,848,459	—
Repayment of borrowings	(106,000,000)	—
Net Cash Provided by (Used in) Financing Activities	482,989,617	2,000
Net change in cash	1,460,446	2,000
Effect of unrealized appreciation (depreciation) on assets and liabilities in foreign currencies	(25,837)	—
Cash as of the beginning of the period	2,000	—
Cash as of the end of the period	$1,436,609	$2,000
Supplemental information and non-cash financing activities
Non-cash distributions	$9,243,838	$—
Reinvestment of distributions	$(9,243,838)	$—
Cash paid for interest expense	$2,971,010	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.50%	4/25/2029	8,504,250	$8,319,020	$8,368,182
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/25/2029	-	(44,507)	(32,709)
								8,274,513	8,335,473	2.05%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.24%	5/3/2029	7,190,498	6,990,934	7,183,307
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	12.26%	5/3/2028	266,667	240,521	265,667
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.47%	5/3/2029	1,337,935	1,311,229	1,311,177
								8,542,684	8,760,151	2.16%
Air Freight & Logistics
R1 Holdings Merger Sub, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.72%	12/29/2028	5,366,350	5,181,771	5,366,350
STG Logistics Inc (j)(l)	Term Loan	SOFR	+	6.00%	11.50%	3/24/2028	9,950,000	9,586,350	9,303,250
								14,768,121	14,669,600	3.61%
Application Software
ACP Avenu Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.64%	10/2/2029	17,187,500	16,724,267	16,964,063
ACP Avenu Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/2/2029	-	(26,408)	(13,000)
ACP Avenu Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	10/2/2029	-	(123,144)	(121,063)
ACP Falcon Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.85%	8/1/2029	21,223,555	20,606,943	20,926,425
ACP Falcon Buyer, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	8/1/2029	-	(27,997)	(14,000)
Applied Sys Inc (h)(k)(l)(m)	Term Loan	SOFR	+	4.50%	9.85%	9/19/2026	7,481,156	7,525,207	7,507,490
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	7.25%	12.61%	12/9/2029	5,138,234	4,939,299	5,138,234

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.11%	12/9/2029	27,203,390	$26,660,737	$26,713,729
DH Corporation/Société DH (i)(l)(m)	Term Loan	SOFR	+	7.25%	12.71%	9/13/2029	254,481	249,568	252,445
Finastra USA Inc (i)(l)(m)	Term Loan	SOFR	+	7.25%	12.71%	9/13/2029	10,896,399	10,686,030	10,809,228
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.75%	11.11%	9/16/2028	5,133,167	4,967,252	5,081,836
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR	+	7.50%	12.99%	4/5/2029	10,000,000	9,667,291	9,890,000
								101,849,045	103,135,387	25.42%
Automotive Parts & Equipment
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.25%	6/1/2027	14,925,000	14,529,819	14,641,425
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.25%	6/1/2027	4,987,500	4,871,200	4,892,738
								19,401,019	19,534,163	4.82%
Building Products
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.61%	3/31/2026	6,225,412	6,044,231	6,194,285
								6,044,231	6,194,285	1.53%
Commodity Chemicals
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan		-		-	8/15/2029	-	(76,841)	(91,388)
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR	+	5.75%	11.10%	8/15/2029	8,797,297	8,583,422	8,674,135
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility		-		-	8/15/2029	-	(23,483)	(14,000)
								8,483,098	8,568,747	2.12%
Diversified Financial Services
Clue Opco LLC (h)(j)(l)(m)	Term Loan	SOFR	+	4.50%	9.86%	12/19/2030	5,000,000	4,800,569	4,729,150
								4,800,569	4,729,150	1.17%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Diversified Support Services
Hobbs & Associates Inc (i)(l)	Term Loan	SOFR	+	6.50%	12.00%	4/11/2029	2,037,621	$1,988,709	$2,037,621
Hobbs & Associates Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.86%	4/11/2029	3,526,769	3,424,369	3,526,769
Hobbs & Associates, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	7,194,019	6,993,967	7,194,019
Hobbs & Associates, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.95%	4/11/2029	8,141,317	7,926,109	8,141,317
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	11.75%	12/30/2025	5,773,583	5,642,731	5,611,923
Omnia Partners LLC (f)(h)(l)	Delayed Draw Term Loan		-		-	7/25/2030	-	(173)	3,590
Omnia Partners LLC (h)(l)	Term Loan	SOFR	+	4.25%	9.63%	7/25/2030	6,787,396	6,783,539	6,825,609
Prometric Holdings (h)(k)(l)(m)	Term Loan	SOFR	+	5.25%	10.70%	1/29/2028	4,000,000	3,980,138	3,988,760
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	6.00%	11.68%	12/1/2028	4,950,284	4,800,173	4,880,980
								41,539,562	42,210,588	10.39%
Education Services
KUEHG Corp (h)(k)(l)	Term Loan	SOFR	+	5.00%	10.35%	6/12/2030	7,481,250	7,125,893	7,505,040
								7,125,893	7,505,040	1.85%
Environmental & Facilities Services
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.27%	2/7/2028	8,029,774	7,956,128	7,965,536
Pavement Partners Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.75%	12.42%	2/7/2028	1,150,000	1,125,273	1,140,800
Pavement Partners Interco, LLC (f)(i)(l)	Revolving Credit Facility		-		-	2/7/2028	-	(6,643)	(6,030)
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.28%	2/7/2028	10,449,360	10,148,107	10,365,765
								19,222,865	19,466,071	4.79%
Food Retail
Cardenas Merger Sub LLC (h)(j)(l)(m)	Term Loan	SOFR	+	6.75%	12.20%	8/1/2029	7,443,467	7,264,350	7,432,302
								7,264,350	7,432,302	1.83%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Facilities
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.98%	7/7/2028	11,878,151	$11,541,941	$11,759,369
Infusion Services Management, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	7/7/2028	-	(119,995)	(44,050)
Infusion Services Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.50%	12.00%	7/7/2028	995,031	966,499	985,031
								12,388,445	12,700,350	3.13%
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.46%	9/6/2028	4,958,949	4,738,316	4,958,949
AB Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility		-		-	9/6/2028	-	(55,910)	-
AB Centers Acquisition Corporation (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.46%	9/6/2028	3,602,586	3,414,009	3,602,586
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.46%	9/6/2028	2,573,276	2,503,835	2,573,276
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.97%	1/3/2029	9,405,742	9,145,917	9,349,308
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	4,950,000	4,773,256	4,920,300
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/16/2028	-	(14,359)	(3,061)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	12.04%	12/16/2028	3,053,571	2,965,461	3,047,464
Houseworks Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/16/2028	-	(30,179)	(2,857)
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.96%	12/12/2028	5,558,850	5,420,288	5,503,262
								32,860,634	33,949,227	8.36%
Industrial Machinery & Supplies & Components
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.25%	1/9/2029	9,567,700	9,281,727	9,395,481
								9,281,727	9,395,481	2.32%
Insurance Brokers
Acrisure LLC (h)(l)	Term Loan	SOFR	+	4.50%	9.89%	11/6/2030	9,949,875	9,826,653	9,958,133
Alera Group, Inc. (f)(j)(l)	Delayed Draw Term Loan		-		-	9/30/2028	-	(13,202)	(21,611)
Jones Deslauriers Insurance Management Inc (h)(l)(m)	Term Loan	SOFR	+	4.25%	9.62%	3/15/2030	10,000,000	9,926,468	10,029,200
								19,739,919	19,965,722	4.91%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(j)(l)	Revolving Credit Facility		-		-	11/6/2029	-	$(24,388)	$(15,000)
WCI-BXC Purchaser, LLC (j)(l)	Term Loan	SOFR	+	6.25%	11.64%	11/6/2030	27,412,162	26,731,814	27,000,980
								26,707,426	26,985,980	6.65%
Oil & Gas Refining & Marketing
EG America LLC (k)(l)(m)	Term Loan	SOFR	+	5.50%	9.66%	2/7/2028	1,995,000	1,945,000	1,935,150
EG America LLC (h)(k)(l)(m)	Term Loan	SOFR	+	5.50%	11.24%	2/7/2028	5,486,250	5,385,600	5,376,525
								7,330,600	7,311,675	1.80%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.35%	10/18/2029	19,825,153	19,338,014	19,349,350
CCI Prime, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	10/18/2029	-	(48,327)	(47,926)
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/18/2029	-	(24,181)	(24,000)
								19,265,506	19,277,424	4.75%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	12.46%	12/21/2028	9,900,000	9,498,393	9,900,000
								9,498,393	9,900,000	2.44%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.60%	12/23/2028	11,251,777	11,031,110	11,060,497
Refresh Buyer LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	12/23/2028	-	(27,302)	(47,820)
								11,003,808	11,012,677	2.72%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.54%	11/2/2029	12,570,513	$12,260,010	$12,256,250
Door Pro Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	11/2/2029	-	(124,186)	(254,808)
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	11/2/2029	-	(82,709)	(84,936)
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	0.0575	11.21%	12/22/2029	10,655,738	10,389,935	10,389,344
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/22/2029	-	(24,888)	(25,000)
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/22/2029	-	(346,420)	(347,951)
SCP WQS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.10%	10/2/2028	7,676,596	7,508,567	7,538,417
SCP WQS Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.10%	10/2/2028	3,164,894	2,784,807	2,845,872
SCP WQS Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/2/2028	-	(21,422)	(18,000)
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.60%	12/15/2028	4,950,000	4,809,404	4,920,300
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.75%	11.10%	12/15/2028	5,970,000	5,830,442	5,958,060
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.50%	10.85%	12/15/2028	2,743,125	2,690,188	2,737,639
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	CDOR	+	5.50%	10.93%	12/15/2028	21,000,000	15,532,010	15,531,489
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.82%	11/3/2028	4,950,000	4,801,007	4,841,100
USW Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.72%	11/3/2028	5,650,000	5,487,134	5,408,000
								71,493,879	71,695,776	17.66%
Specialized Finance
WH Borrower LLC (k)(l)	Term Loan	SOFR	+	5.50%	10.89%	2/15/2027	9,974,874	9,484,735	9,925,000
								9,484,735	9,925,000	2.45%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	11.00%	8/22/2028	6,467,500	6,382,563	6,441,630
								6,382,563	6,441,630	1.59%
Total First Lien Debt								482,753,585	489,101,899	120.52%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Equity
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(n)	Class A-1 Units				22,007	$220,070	$439,040
						220,070	439,040	0.11%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (l)(m)(n)	Equity Interest					588,357	593,716
						588,357	593,716	0.15%
Packaged Foods & Meats
CCI Prime Holdings, LLC (n)	Series A Preferred Units				428	427,914	435,635
						427,914	435,635	0.11%
Specialized Consumer Services
Door Pro Holdings LLC (l)(n)	Equity Interest					339,744	346,205
Quick Roofing Topco, LLC (l)(m)(n)	Class A Interest				426,230	426,230	426,230
						765,974	772,435	0.20%
Total Equity						2,002,315	2,240,826	0.57%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - Investor Class, 5.23% (h)(o)	Mutual Fund				15,328,417	15,328,417	15,328,417
						15,328,417	15,328,417	3.78%
Total Money Market Mutual Funds						15,328,417	15,328,417	3.78%
Total Investments -- non-controlled/ non-affiliate						500,084,317	506,671,142	124.87%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (h)(g)(l)(m)	Mutual Fund				251,629	24,436,874	24,795,483
						24,436,874	24,795,483	6.11%
Total Fixed Income Mutual Funds						24,436,874	24,795,483	6.11%
Total Investments -- non-controlled/ affiliate						24,436,874	24,795,483	6.11%
Total Investment Portfolio						$524,521,191	$531,466,625	130.98%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) or Canadian Dollar Offered Rate (CDOR), which reset daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Notes to Financial Statements for more information on the Fund’s unfunded commitments.

The accompanying notes are an integral part of these consolidated financial statements

(g)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the Fund's financial statements are available on the SEC's website or upon request.
(h)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(i)
The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(j)
The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(k)
The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2023, non-qualifying assets represented 14.4% of total assets as calculated in accordance with regulatory requirements.
(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $2,240,826 or 0.6% of net assets.

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	4/11/2023	$220,070
CCI Prime Holdings, LLC	10/18/2023	$427,914
Door Pro Holdings LLC	11/2/2023	$339,744
Quick Roofing Topco, LLC	12/22/2023	$426,230
WCI-BXC Investment Holdings LP	11/6/2023	$588,357
(o)
The rate quoted is the annualized seven-day yield of the Fund at period end.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Notes to Consolidated Financial Statements

Note 1. Organization

Fidelity Private Credit Fund (the “Fund”) is a non-diversified, closed-end management investment company formed as a Delaware statutory trust on March 23, 2022. The Fund has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and also intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. The Fund commenced operations on March 13, 2023.

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve its investment objective by investing primarily in directly originated loans to private companies but also in liquid credit investments, like broadly syndicated loans, and other select private credit investments. The Fund generally seeks to invest in loans that carry variable (i.e., “floating”) interest rates. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. Specific private investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised from a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as "Private Credit"). The Adviser may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions. In order to provide liquidity for share repurchases, the Fund intends to maintain an allocation to syndicated loans and other liquid investments.

The Fund will invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are backed by a non-private equity sponsor ownership group. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and public U.S. operating companies having a market capitalization of less than $250,000,000. The Fund may also invest to a lesser degree in non-U.S. companies.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. Dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of December 31, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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

Income Taxes

The Fund intends to elect to be treated as a RIC under the Code for its taxable year ending December 31, 2023 and all periods thereafter. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of December 31, 2023, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund files a U.S. federal income tax return, in addition to state and local tax returns as required. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

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

In addition, based on the excise tax distribution requirements, the Fund will be subject to a 4% nondeductible U.S federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

For year ended December 31, 2023, the Fund did not incur any U.S. federal income taxes, but the Fund did incur excise tax of $66,312.

Deferred Financing Costs

The Fund records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation.

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

Interest Income

Interest income is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount ("OID") and market discount or premium are capitalized into the cost of the investment to which it applies and accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

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

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of December 31, 2023 no loans in the portfolio were on non-accrual status.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash or highly liquid assets with original maturities of three months or less from the date of purchase. Cash and cash equivalents are carried at amortized cost which approximates fair value. As December 31, 2023 and December 31, 2022, the Fund did not hold any cash equivalents.

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

New Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. The Fund is currently evaluating the impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024 for public business entities (PBEs), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. The Fund is currently evaluating the impact on the consolidated financial statements.

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

For the year ended December 31, 2023, management fees earned were $2,497,365, pro-rated for the period March 13 through December 31, 2023, all of which were voluntarily waived by the Adviser. There were no management fees earned for the period March 23, 2022 (inception) through December 31, 2022. As of December 31, 2023 and December 31, 2022, no amounts were payable to the Adviser for management fees.

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

Incentive Fee based on Income

The incentive fee based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Fund’s administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. On August 9, 2023, the Adviser decided to extend the waiver of the Fund’s management fee and incentive fee based on income until December 31, 2023. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. For the year ended December 31, 2023, incentive fees based on income were $2,683,195, all of which was voluntarily waived by the Adviser. There were no incentive fees based on income for the period March 23, 2022 (inception) through December 31, 2022. As of December 31, 2023 and December 31, 2022, no amounts were payable to the Adviser for incentive fees based on income.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period. For the year ended December 31, 2023, $868,178, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations. There was no expense recognized related to the GAAP Incentive Fee For the period March 23, 2022 (inception) through December 31, 2022. As of December 31, 2023, $868,178 related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities. As of December 31, 2022, there was no amount related to the GAAP Incentive Fee recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Fund has entered into an Administration Agreement (the “Administration Agreement”) with FDS (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the Fund's operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund pays the Administrator a monthly fee of 0.02666% (0.32% on an annualized basis) of the Fund’s month-end NAV and reimburses the Administrator for the costs and expenses of the Fund incurred by the Administrator. The fee paid to the Administrator is an expense paid out of the Fund’s net assets and is computed based on the value of the net assets of the Fund as of the close of business on the last business day of each month (including any assets in respect of Common Shares that are repurchased as of the end of the quarter).

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

For the year ended December 31, 2023, the Fund incurred $646,398, in expenses under the Administration Agreement, pro-rated for the period March 13, 2023 through December 31, 2023, which were recorded as Administration Fees on the consolidated statements of operations. No amount was incurred for Administration Fees for the period March 23, 2022 (inception) through December 31, 2022. As of December 31, 2023 and December 31, 2022, $109,398 and $0, respectively, was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

Transfer Agent Agreement

The Fund has entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC receives an asset-based fee with respect to each class of Common Shares. Each class pays a fee for transfer agent services equal to 0.0125% of class-level net assets as of the end of the last business day of the month. Such fees are payable in arrears.

For the year ended December 31, 2023, $302,999, of fees were incurred for transfer agency services, pro-rated for the period March 13, 2023 through December 31, 2023, and are recorded in other general and administrative expenses. For the period March 23, 2022 (inception) through December 31, 2022 no fees were incurred for transfer agency services. As of December 31, 2023 and December 31, 2022, $51,238 and $0, respectively, was unpaid and included in due to affiliates in the consolidated statements of assets and liabilities.

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

In addition, at the end of the month in which the Managing Dealer in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Managing Dealer or the applicable broker), the Managing Dealer shall cease receiving the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Common Shares in such shareholder’s account, in the Managing Dealer’s discretion. At the end of such month, the applicable Distribution Shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV.

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

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. Obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares distributed in our Offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

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

For the period from November 1, 2023 (Class S and Class D inception date) to December 31, 2023, the Fund incurred distribution and shareholder servicing fees of $14 and $4 for Class S and Class D, respectively. No amount was incurred for distribution and shareholder servicing fees for the period March 23, 2022 (inception) through December 31, 2022. As of December 31, 2023 there was $9 payable and recorded in shareholder servicing fee payable. As of December 31, 2022, there were no amounts payable for distribution and shareholder servicing fees.

Affiliate Ownership

As of December 31, 2022, an affiliate of the Adviser held 80 shares (100.00%) of the Fund’s Class I Common Shares.

As of December 31, 2023, an affiliate of the Adviser held 395 shares (100.00%) and 395 shares (100.00%) of the Fund’s Class D Common Shares and Class S Common Shares, respectively.

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

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s commencement of operations:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
Total	$3,392,344	$—	$—

* Unreimbursed expense support incurred for these periods have been waived and are not eligible for reimbursement.

Affiliated Investments

The table below presents the Fund’s affiliated investments:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$—	$24,436,874	$—	$358,609	$—	$24,795,483	$949,591
Fidelity Investments Money Market Government Portfolio Class I	—	124,323,429	(124,323,429)	—	—	—	179,725
Total	$—	$148,760,303	$(124,323,429)	$358,609	$—	$24,795,483	$1,129,316

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

Due to Affiliates

As of December 31, 2023 and December 31, 2022, the Fund owed $575,749 and $1,306,724, respectively, to various affiliates for expenses paid including offering costs, professional fees, Board of Trustees’ fees, Administration Fees, and other general and administrative expenses. Such amounts are recorded in due from affiliates, net on the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$482,753,585	$489,101,899	92.0%
Equity investments	2,002,315	2,240,826	0.4%
Mutual funds	39,765,291	40,123,900	7.6%
Total	$524,521,191	$531,466,625	100.0%

The industry composition of investments at fair value was as follows:

December 31, 2023
Advertising	1.6%
Aerospace & Defense	1.7%
Air Freight & Logistics	2.8%
Application Software	19.4%
Automotive Parts & Equipment	3.7%
Building Products	1.2%
Commodity Chemicals	1.6%
Diversified Financial Services	0.9%
Diversified Support Services	8.0%
Education Services	1.4%
Environmental & Facilities Services	3.7%
Food Retail	1.4%
Health Care Facilities	2.4%
Health Care Services	6.4%
Industrial Machinery & Supplies & Components	1.8%
Insurance Brokers	3.8%
Life Sciences Tools & Services	5.2%
Mutual Funds	7.6%
Oil & Gas Refining & Marketing	1.4%
Packaged Foods & Meats	3.7%
Pharmaceuticals	1.9%
Soft Drinks & Non-Alcoholic Beverages	2.1%
Specialized Consumer Services	13.2%
Specialized Finance	1.9%
Trading Companies & Distributors	1.2%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$489,333,017	92.1%	120.6%
Australia	31,851,963	6.0%	7.8%
Canada	10,281,645	1.9%	2.5%
Total	$531,466,625	100.0%	130.9%

As of December 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of December 31, 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of December 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$63,355,799	$425,746,100	$489,101,899
Equity investments	—	—	2,240,826	2,240,826
Mutual funds	40,123,900	—	—	40,123,900
Total Investments	$40,123,900	$63,355,799	$427,986,926	$531,466,625

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the year ended December 31, 2023:

	Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	420,517,545	—	2,002,315	422,519,860
Proceeds from principal repayments and sales of investments	(1,267,554)	—	—	(1,267,554)
Accretion of discount/ amortization of premium	885,350	—	—	885,350
Transfers into Level 3	—	—	—	—
Net change in unrealized appreciation (depreciation)	5,610,759	—	238,511	5,849,270
Fair value, end of period	$425,746,100	$—	$2,240,826	$427,986,926
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2023	$5,610,759	$—	$238,511	$5,849,270

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

The following provides information on Level 3 securities held by the Fund that were valued at December 31, 2023 based on unobservable inputs:

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$425,746,100	Market approach	Transaction price	$73.96	$97.50	$83.19	Increase
	—	Indicative market price	Evaluated bid	$97.00	$99.50	$99.09	Increase
	—	Discounted cash flow	Yield	9.4%	13.0%	10.9%	Decrease
Equities	2,240,826	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	7.50	17.50	11.60	Increase
	—	Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$427,986,926

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2023, approximates fair value.

Note 6. Share Repurchase Program

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

The following table summarizes the share repurchases completed during the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
August 31, 2023	5%	$25.52	September 29, 2023	$292,938	11,708	0.15%
November 30, 2023	5%	$25.81	December 29, 2023	$27,140	1,071	0.01%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction

For the period March 23, 2022 (inception) through December 31, 2022 there were no share repurchases completed.

Note 7. Commitments and Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on investment securities on the consolidated statements of operations. The following table detail the unfunded loan commitments at December 31, 2023:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$2,068,966
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	6,724,138
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	9,312,500
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	1,000,000
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,701,321
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	733,333
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	2,185,718
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	510,204
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	4,969
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
Omnia Partners LLC	Delayed Draw Term Loan	7/25/2030	637,604
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	753,769
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	13,918,033
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	14,558,511
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,000,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	5,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$99,264,288

Warehouse Investments

Beginning September 6, 2022, the Fund entered into multiple Purchase Agreements with Macquarie Bank Limited and certain of its affiliates (the “Financing Provider”). Under the Purchase Agreements, the Fund had contingent forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider, who was obligated to sell such investments subject to the following conditions: (a) that the Fund had received subscriptions of at least $100 million; and (b) that the Board had approved the launch of the Fund and the purchase of the Warehouse Investments. The Warehouse Investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Fund’s investment strategy.

The Fund’s contingent forward obligations to the Financing Provider under the purchase agreements were guaranteed by an affiliate of the Adviser. The Fund satisfied the Warehouse Conditions on March 13, 2023. As of March 31, 2023, there were no forward obligations to settle the purchase of portfolio investments from the Financing Provider.

For the year ended December 31, 2023, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Fund, were recognized in the Fund’s consolidated financial statements.

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023, the Fund’s asset coverage was 483%.

The Fund’s average outstanding debt and weighted average interest rate paid for the year ended December 31, 2023 was $33,561,512 and 7.17%. For the period March 23, 2022 (inception) through December 31, 2022 the Fund did not have any debt outstanding. The Fund’s outstanding borrowings at December 31, 2023 were as follows:

	December 31, 2023
	Aggregate Principal Committed (1)	Outstanding Principal	Carrying Value
Revolving Credit Facility	$481,000,000	$105,848,459	$105,848,459
Total	$481,000,000	$105,848,459	$105,848,459

(1) Aggregate Principal Committed consists of $460 million USD and $21 million CAD.

Revolving Credit Facility

On March 17, 2023, the Fund entered into a senior secured revolving credit facility (the “Revolving Credit Facility” or “Facility”) with JPMorgan Chase Bank, NA (“JPM”) and the lender parties. JPM serves as administrative agent and collateral agent under the Revolving Credit Facility.

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

The Fund had $105,848,459 outstanding on the Revolving Credit Facility as of December 31, 2023. Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Company had borrowings denominated in the following non-USD currencies: Canadian Dollars (CAD) $15,848,459. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The $26,357 impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in net increase or, decrease in unrealized appreciation (depreciation) on assets and liabilities in foreign currencies in the Fund’s consolidated statement of operations.

For the year ended December 31, 2023, the components of interest expense were as follows:

	Year Ended December 31,
	2023	2022
Borrowing interest expense	$1,540,559	$—
Facility unused fees	1,310,078	—
Amortization of financing costs	753,732	—
Total Interest Expense	$3,604,369	$—

For the period March 23, 2022 (inception) through December 31, 2022 no amount of interest expense was incurred.

The following is information about the Company’s senior securities as of December 31, 2023 and December 31, 2022:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit	Involuntary Liquidating Preference per Unit	Average Market Value per Unit
Revolving Credit Facility
December 31, 2023	$105,848,459	$4,834	$—	N/A
December 31, 2022	$—	$—	$—	N/A

Note 9. Net Assets

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

The following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Shares	Amount
CLASS I
Subscriptions	15,375,004	$388,786,937
Share transfers between classes	—	—
Distributions reinvested	363,349	9,243,679
Share repurchases	(14,828)	(377,464)
Early repurchase deduction		7,367
Net increase (decrease)	15,723,525	$397,660,519
CLASS S
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	77
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,077
CLASS D
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	82
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,082
Total net increase (decrease)	15,724,315	$397,680,678

The following table summarizes transactions in Common Shares during the year ended December 31, 2022 and for the period March 23, 2022 (inception) through December 31, 2022:

For the period March 23, 2022 (inception) through December 31, 2022
	Shares	Amount
CLASS I
Subscriptions	80	$2,000
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	80	$2,000
CLASS S	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	80	$2,000

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the year ended December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
March 31, 2023	$25.31	$-	$-
April 30, 2023	25.27	-	-
May 31, 2023	25.24	-	-
June 30, 2023	25.32	-	-
July 31, 2023	25.32	-	-
August 31, 2023	25.40	-	-
September 30, 2023	25.52	-	-
October 31, 2023	25.54	-	-
November 30, 2023	25.56	25.56	25.56
December 31, 2023	25.81	25.81	25.81

Distributions and Distribution Reinvestment

For the year ended December 31, 2023 the Fund made distributions as detailed in the table below:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
October 27, 2023	October 31, 2023	November 22, 2023	0.2150	2,721,969
November 29, 2023	November 30, 2023	December 22, 2023	0.2150	3,056,588
December 29, 2023	December 29, 2023	January 24, 2024	0.2150	3,380,805
			$1.8800	$19,344,842

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.1969	$77
December 29, 2023	December 29, 2023	January 24, 2024	0.1969	78
			$0.3938	$155

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.2097	$82
December 29, 2023	December 29, 2023	January 24, 2024	0.2097	83
			$0.4194	$165

For the period March 23, 2022 (inception) through December 31, 2022 there were no distributions.

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

Character of Distributions

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.88	$19,344,842	$0.39	$155	$0.42	$165
Net realized gains	—	—	-	-	-	-
Total	$1.88	$19,344,842	$0.39	$155	$0.42	$165

Note 10. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.

The Fund makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2023, permanent differences were as follows:

	Year ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Undistributed net investment income (loss)	$926,689	$—
Accumulated net realized gain (loss)	—	—
Paid In Capital	$(926,689)	$—

During the year ended December 31, 2023, permanent differences were principally related to non-deductible expense, non-deductible excise taxes, and blocker fee income.

The following reconciles the increase in net assets resulting from operations to taxable income for the year ended December 31, 2023:

	Year ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Net increase (decrease) in net assets resulting from operations	$27,449,812	$—
Net unrealized (appreciation) depreciation	(6,944,914)	—
Non-deductible Capital Gains Incentive Fee	868,178	—
Other non-deductible expenses and excise taxes	66,312	—
Blocker fee income for book not included in taxable income	(7,801)	—
Taxable/distributable income	$21,431,587	$—

The components of accumulated gains / losses as calculated on a tax basis for the year ended December 31, 2023 was as follows:

	Year ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Distributable ordinary income	$2,086,425	$—
Net unrealized appreciation/(depreciation) on investments	6,944,914	—
Total accumulated under-distributed (over-distributed) earnings	$9,031,339	$—

The cost and unrealized gain (loss) of the Fund’s investments, as calculated on a tax basis, at December 31, 2023 is as follows:

	Year ended December 31, 2023	For the period March 23, 2022 (inception) through December 31, 2022
Gross unrealized appreciation	$7,632,691	$—
Gross unrealized depreciation	(687,257)	—
Net unrealized appreciation (depreciation) on investments	$6,945,434	$—

Tax cost of investments	$524,521,191	$—

Of the distributions declared during the year ended December 31, 2023, $19,345,162 was derived from ordinary income as determined on a tax basis.

The Fund designates $19,345,162 of distributions paid during the fiscal year ended 2023 as qualifying to be taxed as section 163(j) interest dividends.

Management has analyzed the Fund’s tax positions taken, or to be taken, on U.S. federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Fund’s consolidated financial statements. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 11. Financial Highlights

The financial highlights for the year ended December 31, 2023 are as follows:

	Year Ended December 31, 2023
	Class I	Class SA	Class DA
Per Share Activity
Net asset value, beginning of period	$25.00	$25.54	$25.54
Net investment income (loss) B	2.14	0.50	0.52
Net realized and unrealized gain (loss)	0.55	0.16	0.17
Net increase (decrease) in net assets resulting from operations	2.69	0.66	0.69
Distributions	(1.88)	(0.39)	(0.42)
Net asset value, end of period	$25.81	$25.81	$25.81
Total return C	11.13%	2.61%	2.71%
Ratios to Average Net Assets: D,H
Net investment income (loss) E	10.40%	10.78%	11.39%
Expenses, gross E	6.54%	5.27%	4.66%
Expenses, net of waivers E,F	2.88%	4.14%	3.54%
Portfolio turnover G,H	0.48%	0.48%	0.48%
Supplemental Data:
Expenses, net of waivers, excluding interest expense E,H	1.05%	2.20%	1.59%
Expenses, net of waivers, excluding management and incentive fees and interest expense E,H	0.69%	1.53%	0.93%

A. For the period November 1, 2023 (Class inception date) through December 31, 2023.

B. Calculated based on weighted average shares outstanding during the period.

C. Total returns of less than 1 year are not annualized.

D. Expense ratios reflect operating expenses of the Fund.

E. For the year ended December 31, 2023, amounts are annualized except for incentive fees, escrow fees, and organizational costs.

F. Waivers include expense support, management fees waived and income based incentive fees waived.

G. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.

H. Annualized.

Note 12. Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to December 31, 2023, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s financial statements except as disclosed below.

Subscriptions

The Fund received $33.2 million of net proceeds from the issuance of Class I shares for subscriptions effective January 2, 2024, including $1.9 million of shares purchased through the dividend reinvestment plan.

The Fund received $25.3 million of net proceeds from the issuance of Class I shares for subscriptions effective February 1, 2024, including $2.1 million of shares purchased through the dividend reinvestment plan.

Distributions

On January 29, 2024, the Fund declared net distributions of $0.1750 per Class I share, $0.1567 per Class S share, and $0.1696 per Class D share, all of which are payable to shareholders of record as of the open of business on January 31, 2023, and will be paid on or about February 29, 2024.

Additionally, on January 29, 2024, the Fund declared variable supplemental distributions for Class I, Class S, and Class D common shares in the amount of $0.0425 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on January 31, 2024 and will be paid on or about February 29, 2024.

On February 29, 2024, the Fund declared net distributions of $0.1750 per Class I share, $0.1567 per Class S share, and $0.1696 per Class D share, all of which are payable to shareholders of record as of the open of business on February 29, 2024, and will be paid on or about March 28, 2024.

Additionally, on February 29, 2024, the Fund declared variable supplemental distributions for Class I, Class S, and Class D common shares in the amount of $0.0425 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on February 29, 2024 and will be paid on or about March 28, 2024.

These distributions will be paid in cash or reinvested in shares of the Fund for shareholders participating in the Fund’s distribution reinvestment plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, the Fund’s management, under the supervision and with the participation of our President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Annual Report”) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.

(b) Management’s Report on Internal Control Over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Fund’s management, under the supervision and with the participation of our President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Fund’s independent registered public accounting firm pursuant to the rules of the SEC.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

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

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served
Heather Bonner	1977	President and Treasurer	Since 2023
John J. Burke III	1964	Chief Financial Officer	Since 2022
David Gaito	1976	Vice President	Since 2022
Robert Gannon	1972	Vice President	Since 2024
Therese Icuss	1983	Vice President	Since 2022
Margaret Carey	1973	Secretary and Chief Legal Officer	Since 2023
Ksenia Portnoy	1980	Chief Compliance Officer	Since 2022
Christopher Quinlan	1963	Vice President	Since 2024
Jeffrey Scott	1975	Vice President	Since 2022
Harley Lank	1968	Vice President	Since 2023

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

Interested Trustees

David B. Jones. Chairman of the Board of Trustees. Mr. Jones also serves as Trustee of other Fidelity® funds. Prior to his retirement, Mr. Jones served in a variety of positions at Fidelity Investments (1982-2008), retiring as a Senior Vice President. His duties included new product development, serving as a liaison to the board of directors of various Fidelity® funds, and development of policies and procedures for fund investments in derivatives and complex securities. He also served on the FMR Fair Value Committee, which is responsible for day-to-day valuation activities for various Fidelity® funds.

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

Executive Officers Who are not Trustees

Heather Bonner. President and Treasurer. Ms. Bonner also serves as an officer of other funds. Ms. Bonner is a Senior Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Bonner serves as Vice President, Treasurer, or Assistant Treasurer of certain Fidelity entities. Prior to joining Fidelity, Ms. Bonner served as Managing Director at AQR Capital Management (2013-2022) and was the Treasurer and Principal Financial Officer of the AQR Funds (2013-2022).

John J. Burke III. Chief Financial Officer. Mr. Burke also serves as Chief Financial Officer of other funds. Mr. Burke is Head of Fidelity Fund and Investment Operations (2018-present) and is an employee of Fidelity Investments. Mr. Burke serves as President, Executive Vice President, or Director of certain Fidelity entities. Previously Mr. Burke served as head of Asset Management Investment Operations (2012-2018).

David Gaito. Vice President. Mr. Gaito also serves as an officer of other funds. Mr. Gaito serves as Head of Direct Lending in the High Income and Alternatives division (2021-present). Mr. Gaito also serves as Chief Executive Officer, President, Assistant Treasurer or Director of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Gaito served as an executive vice president and division executive at PNC Corporate and Institutional Banking (1999-2021).

Robert Gannon. Vice President, Mr. Gannon also serves as Vice President of other funds. Mr. Gannon is Head of Credit Alternatives Investment Services, including Fidelity Agency Services, in Fidelity’s High Income and Alternatives division (2021-present) and is an employee of Fidelity Investments. Mr. Gannon serves as Assistant Treasurer of Fidelity Direct Lending LLC (2022-present).

Therese Icuss. Vice President. Ms. Icuss also serves as an officer of other funds. Ms. Icuss serves as Managing Director of underwriting and credit in the High Income and Alternatives division (2021-present). Ms. Icuss also serves as an officer or Director of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Ms. Icuss was co-head of underwriting at Twin Brook Capital Partners from 2019-2021, Director (2018-2019) and VP (2016-2017).

Harley Lank. Vice President. Mr. Lank also serves as an officer of other funds. Mr. Lank serves as President of Fidelity Investments’ High Income and Alternatives division, is an employee of Fidelity Investments (1996 – present), and a portfolio manager of certain Fidelity funds and other privately offered funds. Mr. Lank also serves as Chief Executive Officer, President, or Director of certain Fidelity entities. Previously, Mr. Lank managed various Fidelity funds and products.

Margaret Carey. Chief Legal Officer and Secretary. Ms. Carey also serves as an officer of other funds and as CLO of certain Fidelity entities. Ms. Carey is a Senior Vice President, Deputy General Counsel (2019-present) and is an employee of Fidelity Investments.

Ksenia Portnoy. Chief Compliance Officer. Ms. Portnoy also serves as Chief Compliance Officer of other funds. Ms. Portnoy is a Senior Vice President of Asset Management Compliance (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity, Ms. Portnoy worked in the asset management divisions of Morgan Stanley Investment Management (investment adviser firm, 2020-2021) and Mizuho (investment adviser firm, 2015-2020).

Christopher Quinlan. Vice President. Mr. Quinlan also serves as Vice President of other funds. Mr. Quinlan is Head of Investment Services for Fidelity’s High Income and Alternatives division (2019-present) and is an employee of Fidelity Investments. Mr. Quinlan serves as Chief Operating Officer or Assistant Treasurer of certain Fidelity entities.

Jeffrey Scott. Vice President. Mr. Scott also serves as an officer of other funds. Mr. Scott serves as Managing Director of originations in the High Income and Alternatives division (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Scott was a Managing Director at Madison Capital Funding (now Apogem Capital) (2013-2021).

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

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act of 1940, as amended, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

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

Board Role in Risk Oversight

The Fund’s Board believes that, collectively, the Trustees have balanced and diverse experience, qualifications, attributes, and skills, which allow the Board to operate effectively in governing the Fund and protecting the interests of shareholders.

The Board performs its risk oversight function primarily through (i) its Audit Committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (ii) active monitoring by our CCO and our compliance policies and procedures.

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

We believe that the role of our Board in risk oversight is generally effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into certain transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Fund’s executive officers and trustees, and any persons holding more than 10% of the Fund’s shares, are required to report their beneficial ownership and any changes therein to the SEC. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based on the Fund’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Fund’s executive officers and trustees, we believe that during the fiscal year ended December 31, 2023, all section 16(a) filing requirements applicable to such persons were timely filed.

Dollar Range of Equity Securities Beneficially Owned by Trustees

The following table sets forth the dollar range of the Fund’s equity securities as of March 18, 2024:

Name and Address	Dollar Range of Equity Securities in the Fund (1)(2)(3)	Dollar Range of Equity Securities in the Fund Complex (1)(3)(4)
Interested Trustees
David B. Jones	over $100,000	over $100,000
Independent Trustees
Jennifer M. Birmingham	None	None
Matthew J. Conti	over $100,000	over $100,000
Tara C. Kenney	None	None
1)
Beneficial ownership has been determined in accordance with Rule 16-1(a)(2) of the Exchange Act.
2)
Dollar ranges were determined using the number of shares that are beneficially owned as of March 18, 2024, multiplied by the Fund’s net asset value per share of $25.82.
3)
The dollar range of equity securities beneficially owned are: none, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
4)
The “Fund Complex” consists of the Fund, Fidelity Risk Parity Fund, Fidelity Macro Opportunities Fund, Fidelity Hedged Equity Fund, and Fidelity Hedged Equity Central Fund, Fidelity Multi-Strategy Credit Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Strategy Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, and Fidelity Private Credit Fund Central Fund LLC.

Item 11. Executive Compensation.

Executive Compensation

None of the Fund’s officers will receive direct compensation from the Fund.

Compensation of Trustees

The Fund’s Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chairperson. These Trustees are Jennifer Birmingham, Matthew Conti and Tara Kenney. The below table sets forth compensation received by each Trustee from the Fund Complex for the year ended December 31, 2023:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Committee Retainer Fee	Audit
$170,000	$10,000	$12,000

We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with the Fund’s policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to the Fund’s Trustees who also serve in an executive officer capacity for us or the Adviser.

Name	Total Compensation earned from the Fund for the year ended December 31, 2023 (3)	Total Compensation earned from the Fund Complex for the year ended December 31, 2023
Interested Trustees
David B. Jones(1)	$—	$—
Independent Trustees
Jennifer M. Birmingham(2)	$55,234	$192,000
Matthew J. Conti	$51,782	$180,000
Tara C. Kenney	$51,782	$180,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2024, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of our Trustees and each executive officers; and
•
all of our Trustees and executive officers as a group.

Percentage of beneficial ownership is based on 17,991,632 shares outstanding as of March 18, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Common Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Trustees
David B. Jones	6,000	*
Independent Trustees(1)
Jennifer M. Birmingham	—	—
Matthew J. Conti	47,395	*
Tara C. Kenney	—	—
Executive Officers who are not Trustees(1)
Heather Bonner	—	—
John J. Burke III	—	—
David Gaito	17,367	*
Robert Gannon	1,085	*
Therese Icuss	10,854	*
Margaret Carey	—	—
Ksenia Portnoy	—	—
Christopher Quinlan	10,530	*
Jeffrey Scott	10,854	*
Harley Lank	82,563	*
Other
FMR LLC (2)	1,280,002	7.11%
All Trustees and Executive Officers as a group (14 persons)	186,648	1.02%

* Less than 1%.

(1)
The address for all of the Fund’s officers and Trustees is Fidelity Private Credit Fund, c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210.
(2)
The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

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

We have entered into an Administration Agreement with the Administrator pursuant to which we pay the Administrator an Administration Fees at an annual rate of 0.32% of the Fund’s month-end NAV.

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

We have entered into an Expense Support and Conditional Reimbursement Agreement with our Adviser. As of March 13, 2023, FDS has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund. For additional information, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

For the year ended December 31, 2023, we accrued $2.5 million of base management fees, which was waived in full by the Adviser.

For the year ended December 31, 2023, we accrued $2.7 million of income based incentive fees, which was waived in full by the Adviser.

For the year ended December 31, 2023, we accrued $0.9 million of capital gain incentive fees.

For the year ended December 31, 2023, we accrued $0.6 million of administrative fees.

For the year ended December 31, 2023, we reimbursed $1.9 million of expenses advanced by the Adviser.

As of December 31, 2023, the amount of expense support provided by the Adviser since inception was $3,392,344. The following table reflects the expense support that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
Total	$3,392,344	$—	$—

* Unreimbursed expense support incurred for these periods have been waived and are not eligible for reimbursement.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, the Adviser must offer an opportunity for the Fund to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures described above. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. We have entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of the Fund’s Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

The Board or Audit Committee, as appropriate, reviews potential related party transactions brought to its attention pursuant to the Fund’s compliance policies and procedures. The Fund’s policies and procedures and Code of Ethics place significant restrictions on related party transactions.

Trustee Independence

For information regarding the independence of the Fund’s trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP (PCAOB ID No. 34) for the years ended December 31, 2023 and December 31, 2022 was $330,000 and $80,350, respectively.

Fees included in the audit fees category are those associated with the seed and annual audit of the Fund’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by Deloitte & Touche LLP for the years ended December 31, 2023 and December 31, 2022 were $0 and $0, respectively.

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2023 and December 31, 2022.

Tax Fees

Tax fees of $20,000 and $0 were billed by Deloitte & Touche LLP for services rendered to the Fund for professional tax services for the years ended December 31, 2023 and December 31, 2022, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2023 and December 31, 2022.

All Other Fees

No fees billed by Deloitte & Touche LLP for products and services provided to the Fund, other than the services reported in “Audit Fees” above, for the years ended December 31, 2023 and December 31, 2022.

No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2023 and December 31, 2022.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2023 and December 31, 2022. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Fund

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Fund’s independent auditor (the “Independent Auditor”) in order to assure that the performance of these services does not impair the auditor’s independence from the Fund. Accordingly, the Audit Committee has adopted policies and procedures, which sets forth the conditions and procedures governing the pre-approval services that the Independent Auditor proposes to provide.

Annual Approval

On an annual basis, at the time of the appointment of the Fund’s Independent Auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided in accordance with adopted policies and procedures. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 92 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	Declaration of Trust of the Registrant.(1)
3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.(1)
3.3	Third Amended and Restated Bylaws of the Registrant.(1)
4.1	Description of Securities.*
10.1	Second Amended and Restated Investment Advisory Agreement.(5)
10.2	Amended and Restated Administration Agreement.(1)
10.3	Managing Dealer Agreement.(1)
10.4	Form of Selected Intermediary Agreement.(2)
10.5	Amended and Restated Distribution Reinvestment Plan.(6)
10.6	Distribution and Service Plan Class S and Class D Shares.(1)
10.7	Distribution and Service Plan Class I Shares.(1)
10.8	Custodian Agreement, between State Street Bank and Trust Company and Fidelity Private Credit Fund.(4)
10.9	Multiple Class of Shares Plan.(1)
10.10	Expense Support and Conditional Reimbursement Agreement.(1)
10.11	Amendment to the Expense Support and Conditional Reimbursement Agreement.(1)
10.12	Form of Subscription Agreement.(FI)*
10.13	Form of Subscription Agreement.(PI)*
10.14	Subscription Agreement for Seed Capital.(3)
10.15

Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Fidelity Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and bookrunners.(1)(8)

10.16	Amendment No. 1 to the Senior Secured Revolving Credit Agreement.*
10.17	Waiver of Recoupment Letter.(7)
14.1	Code of Ethics of the Fund and the Adviser.*
14.2	Fidelity Funds’ Code of Ethics for President, Treasurer and Principal Accounting Officer.*
21.1	Subsidiaries.*
24.1	Power of Attorney.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1) Previously filed as an Exhibit to the Fund’s Form 10-K, filed on March 22, 2023.

(2) Previously filed as an Exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on September 6, 2022.

(3) Previously filed as an Exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on October 28, 2022.

(4) Previously filed as an Exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on December 30, 2022.

(5) Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on February 6, 2023.

(6) Previously filed as an exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on May 11, 2023.

(7) Previously filed as Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q, filed on August 11, 2023.

(8) Schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Registrant has duly caused this Annual Report on Form 10-K (the “Annual Report”) to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: March 22, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heather Bonner
Heather Bonner	President and Treasurer (principal executive officer)	Date: March 22, 2024
/s/ John J. Burke III
John J. Burke III	Chief Financial Officer (principal financial officer)	Date: March 22, 2024
/s/ David B. Jones
David B. Jones*	Trustee and Chairman of the Board	Date: March 22, 2024
/s/ Jennifer M. Birmingham
Jennifer M. Birmingham*	Trustee	Date: March 22, 2024
/s/ Matthew J. Conti
Matthew J. Conti*	Trustee	Date: March 22, 2024
/s/ Tara C. Kenney
Tara C. Kenney*	Trustee	Date: March 22, 2024

*By:	/s/ Heather Bonner
As Agent or Attorney-in-Fact

The original power of attorney authorizing Heather Bonner to execute the Annual Report, and any amendments thereto, for the trustees of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.

1.9909887.101