Form 10-Q
period 2024-03-31
Fidelity Private Credit Fund
filed 2024-05-10
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 6, 2024 was 20,518,772, 407 and 408 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” or the negatives thereof or other variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual events or results or the actual performance of the Fund to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in Ukraine and Israel;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $730,260,968 and $500,084,317)	$735,645,043	$506,671,142
Non-controlled / affiliate investments (amortized cost $25,018,889 and $24,436,874)	25,406,070	24,795,483
Cash	2,329,753	1,119,639
Foreign cash (cost $679,235 and $317,490)	674,260	316,970
Deferred offering costs	—	291,680
Deferred financing costs	3,372,824	3,536,786
Receivables from sales and paydowns of investments	437,953	370,912
Interest receivable	9,259,452	7,719,089
Distributions receivable from non-controlled / affiliate underlying funds	203,707	190,132
Due from affiliates, net	675,364	561,250
Prepaid and deferred expenses	42,718	34,088
Total Assets	$778,047,144	$545,607,171
Liabilities
Debt	269,503,304	105,848,459
Payable for purchases of securities	3,046,203	28,618,421
Payable for capital shares repurchased	577,590	27,140
Distribution payable	4,186,257	3,380,966
Interest payable	1,873,847	633,359
Management fee payable	519,684	—
Shareholder servicing fee payable	19	9
Income based incentive fee payable	1,677,293	—
Capital gains incentive fee payable	764,276	868,178
Excise tax payable	—	66,312
Other accounts payable and accrued liabilities	294,022	376,999
Total Liabilities	$282,442,495	$139,819,843
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 19,225,569 and 15,724,395 shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively	192,256	157,244
Paid-in-capital in excess of par value	487,076,691	396,598,745
Total distributable earnings (loss)	8,335,702	9,031,339
Total Net Assets	$495,604,649	$405,787,328
Total Liabilities and Net Assets	$778,047,144	$545,607,171
Net Asset Value per unit (19,225,569 and 15,724,395 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively)	$25.78	$25.81

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	March 31, 2024	December 31, 2023
Class I Shares
Net assets	$495,583,817	$405,766,957
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	19,224,761	15,723,605
Net asset value per share	$25.78	$25.81
Class D Shares
Net assets	$10,426	$10,188
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	404	395
Net asset value per share(1)	$25.78	$25.81
Class S Shares
Net assets	$10,406	$10,183
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	404	395
Net asset value per share(1)	$25.78	$25.81
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$18,861,133	$539,752
Dividend income	242,491	—
Other income	109,884	—
From non-controlled / affiliate investments
Dividend income	595,590	—
Total Investment Income	19,809,098	539,752
Expenses
Interest expense	3,999,356	127,659
Management fees	1,460,978	65,191
Income based incentive fees	1,677,293	46,915
Capital gains incentive fees	(103,902)	130,167
Distribution and shareholder servicing fees
Class S	22	—
Class D	6	—
Administration fees	378,201	16,814
Organization expenses	—	1,163
Amortization of offering costs	291,680	119,415
Board of Trustees’ fees	48,508	89,750
Professional fees	176,002	396,839
Other general and administrative expenses	397,085	90,308
Total Expenses Before Reductions	8,325,229	1,084,221
Expense support	(454,648)	(677,518)
Management fees waived	—	(65,191)
Income based incentive fees waived	—	(46,915)
Net Expenses	7,870,581	294,597
Net Investment Income (Loss)	11,938,517	245,155
Net Realized and Unrealized Gains (Losses)
Realized gain (loss) on non-controlled / non-affiliate investments	(667)	—
Net realized gain (loss)	(667)	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(1,202,750)	1,041,337
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	28,572	—
Net increase or decrease in unrealized appreciation (depreciation) on assets and liabilities in foreign currencies	340,700	—
Net Change in Unrealized Gains (Losses)	(833,478)	1,041,337
Net Realized and Change in Unrealized Gains (Losses)	(834,145)	1,041,337
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,104,372	$1,286,492

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operations:
Net investment income	$11,938,517	$245,155
Net realized gain (loss)	(667)	—
Net change in unrealized appreciation (depreciation)	(833,478)	1,041,337
Net increase (decrease) in net assets resulting from operations	11,104,372	1,286,492
Distributions to common shareholders:
Class I	(11,799,514)	—
Class S	(240)	—
Class D	(255)	—
Net decrease in net assets resulting from distributions	(11,800,009)	—
Share transactions:
Class I:
Proceeds from shares sold	84,742,639	102,107,308
Distributions reinvested	6,347,253	—
Repurchased shares, net of early repurchase deduction	(577,424)	—
Net increase (decrease) from share transactions	90,512,468	102,107,308
Class S:
Proceeds from shares sold	—	—
Distributions reinvested	237	—
Repurchased shares, net of early repurchase deduction	—	—
Net increase (decrease) from share transactions	237	—
Class D:
Proceeds from shares sold	—	—
Distributions reinvested	253	—
Repurchased shares, net of early repurchase deduction	—	—
Net increase (decrease) from share transactions	253	—
Total increase (decrease) in net assets	89,817,321	103,393,800
Net assets, beginning of period	405,787,328	2,000
Net assets, end of period	$495,604,649	$103,395,800

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,104,372	$1,286,492
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(243,366,074)	(103,636,761)
Proceeds from sales of investments and principal repayments	7,128,266	158,641
Net realized (gain) loss on investments	667	—
Net proceeds (payments) from sales (purchases) of short term securities	5,598,773	—
Net change in unrealized (appreciation) depreciation on investments	1,174,178	(1,041,337)
Net unrealized (appreciation) depreciation on assets and liabilities in foreign currencies	(340,700)	—
Net accretion of discount and amortization of premium	(120,298)	(37,479)
Amortization of deferred financing costs	245,931	37,343
Amortization of deferred offering costs	291,680	1,163
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(67,041)	(133,641)
(Increase) decrease in interest receivable	(1,540,363)	(1,938,637)
(Increase) decrease in distributions receivable from non-controlled / affiliate underlying funds	(13,575)	—
(Increase) decrease in due from affiliates, net	(114,114)	(677,518)
(Increase) decrease in prepaid and deferred expenses	(8,630)	—
Increase (decrease) in payable for purchases of securities	(25,572,218)	—
Increase (decrease) in payable for capital shares repurchased	550,450	—
Increase (decrease) in interest payable	1,240,488	90,315
Increase (decrease) in shareholder servicing fee payable	10	—
Increase (decrease) in income based incentive fee payable	1,677,293	—
Increase (decrease) in capital gains incentive fee payable	(103,902)	130,167
Increase (decrease) in excise tax payable	(66,312)	—
Increase (decrease) in due to affiliates, net	—	601,510
Increase (decrease) in management fees payable	519,684	—
Increase (decrease) in other accounts payable and accrued liabilities	(82,977)	210,105
Net Cash Provided by (Used in) Operating Activities	(241,864,412)	(104,949,637)
Cash Flows from Financing Activities:
Payment of financing costs	(81,969)	(4,230,565)
Offering costs paid and deferred	—	(8,001)
Proceeds from issuance of Common Shares	84,742,639	102,107,308
Repurchased shares, net of early repurchase deduction paid	(577,424)	—
Capital distributions	(4,646,975)	—
Proceeds from borrowings	189,000,000	22,000,000
Repayment of borrowings	(25,000,000)	—
Net Cash Provided by (Used in) Financing Activities	243,436,271	119,868,742
Net change in cash	1,571,859	14,919,105
Unrealized gain (loss) on foreign cash	(4,455)	—
Cash as of the beginning of the period	1,436,609	2,000
Cash as of the end of the period	$3,004,013	$14,921,105
Supplemental information and non-cash financing activities
Non-cash distributions	$6,347,743	$—
Reinvestment of distributions	$(6,347,743)	$—
Cash paid for interest expense	$2,758,868	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.20%	4/25/2029	8,482,990	$8,306,507	$8,466,024
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/25/2029	-	(42,483)	(4,089)
								8,264,024	8,461,935	1.71%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.12%	5/3/2029	7,172,476	6,981,404	7,172,476
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	12.18%	5/3/2028	475,000	450,333	475,000
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.43%	5/3/2029	1,334,590	1,309,009	1,322,579
Neptune Platform Buyer, LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.56%	1/20/2031	14,714,286	14,498,839	14,537,714
Neptune Platform Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	1/20/2031	-	(31,373)	(51,429)
								23,208,212	23,456,340	4.74%
Air Freight & Logistics
R1 Holdings Merger Sub, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.56%	12/29/2028	5,352,799	5,176,287	5,352,799
STG Logistics Inc America LLC (j)(l)	Term Loan	SOFR	+	6.00%	11.45%	3/24/2028	9,925,000	9,579,250	7,741,500
								14,755,537	13,094,299	2.64%
Application Software
ACP Avenu Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.58%	10/2/2029	17,144,531	16,698,870	17,144,531
ACP Avenu Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/2/2029	-	(25,285)	-
ACP Avenu Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.58%	10/2/2029	3,811,917	3,645,802	3,811,917
ACP Falcon Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.83%	8/1/2029	21,170,496	20,578,949	21,170,496
ACP Falcon Buyer, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	8/1/2029	-	(26,762)	-
Applied Sys Inc (h)(l)(m)	Term Loan	SOFR	+	3.50%	8.81%	2/24/2031	7,481,156	7,510,378	7,522,601
Aptean, Inc. (j)(l)	Term Loan	SOFR	+	5.25%	10.57%	1/30/2031	7,852,600	7,775,975	7,789,779

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Aptean, Inc. (f)(j)(l)	Revolving Credit Facility		-		-	1/30/2031	-	$(7,106)	$(5,826)
Aptean, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.72%	1/30/2031	69,068	61,807	57,714
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	7.25%	12.55%	12/9/2029	5,138,234	4,945,547	5,138,234
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.05%	12/9/2029	27,203,390	26,677,822	26,822,542
Dcert Buyer Inc (h)(l)(m)	Term Loan	SOFR	+	4.00%	9.33%	10/16/2026	4,987,013	4,975,725	4,959,634
DH Corporation/Société DH Pro Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	7.25%	12.46%	9/13/2029	254,481	249,747	254,481
Finastra USA Inc (i)(l)(m)	Term Loan	SOFR	+	7.25%	12.46%	9/13/2029	10,896,399	10,693,732	10,896,399
MH Sub I, LLC (h)(k)(l)(m)	Term Loan	SOFR	+	4.25%	9.58%	5/3/2028	4,987,437	4,920,492	4,952,276
Polaris Newco, LLC (h)(k)(l)(m)	Term Loan	SOFR	+	4.00%	9.57%	6/2/2028	4,987,212	4,896,592	4,936,542
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.75%	11.08%	9/16/2028	5,120,172	4,961,981	5,120,172
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR	+	7.50%	12.99%	4/5/2029	10,000,000	9,679,922	9,940,000
								128,214,188	130,511,492	26.34%
Automotive Parts & Equipment
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.20%	6/1/2027	14,887,500	14,517,910	14,292,000
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.20%	6/1/2027	4,975,000	4,866,264	4,776,000
								19,384,174	19,068,000	3.84%
Building Products
Acproducts Holdings Inc (h)(k)(l)(m)	Term Loan	SOFR	+	4.25%	9.81%	5/17/2028	997,436	871,423	907,048
Copperweld Group, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.56%	3/31/2026	6,209,494	6,047,094	6,116,352
Hunter Douglas Inc (h)(k)(l)(m)	Term Loan	SOFR	+	3.50%	8.82%	2/25/2029	4,987,310	4,957,797	4,921,078
Oscar AcquisitionCo, LLC (h)(k)(l)(m)	Term Loan	SOFR	+	4.50%	9.90%	4/29/2029	4,987,342	4,983,981	4,996,718
								16,860,295	16,941,196	3.41%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Commodity Chemicals
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan		-		-	8/15/2029	-	$(73,451)	$(26,111)
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR	+	5.75%	11.05%	8/15/2029	8,775,249	8,569,927	8,740,148
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility		-		-	8/15/2029	-	(22,458)	(4,000)
								8,474,018	8,710,037	1.75%
Data Processing & Outsourced Services
VRC Companies LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.32%	6/29/2027	2,200,000	1,911,114	2,200,000
								1,911,114	2,200,000	0.44%
Diversified Chemicals
Hexion Holdings Corporation (h)(k)(l)(m)	Term Loan	SOFR	+	4.50%	9.98%	3/15/2029	4,987,310	4,806,282	4,902,725
								4,806,282	4,902,725	0.99%
Diversified Financial Services
Clue Opco, LLC (h)(j)(l)(m)	Term Loan	SOFR	+	4.50%	9.83%	12/19/2030	4,644,444	4,422,034	4,572,456
								4,422,034	4,572,456	0.92%
Diversified Support Services
Brand Industrial Services Inc (h)(k)(l)(m)	Term Loan	SOFR	+	5.50%	10.81%	8/1/2030	4,987,469	4,991,656	5,004,376
Hobbs & Associates, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.56%	4/11/2029	7,175,944	6,984,082	7,175,944
Hobbs & Associates, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.56%	4/11/2029	8,120,880	7,916,241	8,120,880
Hobbs & Associates, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.56%	4/11/2029	2,032,514	1,985,690	2,032,514
Hobbs & Associates, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.59%	4/11/2029	5,703,653	5,577,139	5,703,653
MRI Acquisitions, Inc (h)(i)(l)	Term Loan	SOFR	+	6.25%	11.71%	12/30/2025	5,668,088	5,554,823	5,543,390
Omnia Partners, LLC (h)(l)	Term Loan	SOFR	+	3.75%	9.07%	7/25/2030	7,406,438	7,402,319	7,434,212
Prometric Holdings Inc (h)(i)(l)(m)	Term Loan	SOFR	+	5.25%	10.69%	1/31/2028	3,990,000	3,971,244	3,985,850
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	6.00%	11.33%	12/1/2028	4,937,786	4,794,260	4,888,408
								49,177,454	49,889,227	10.07%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Education Services
KUEHG Corp (h)(k)(l)	Term Loan	SOFR	+	5.00%	10.30%	6/12/2030	10,465,049	$10,117,651	$10,482,107
								10,117,651	10,482,107	2.12%
Electrical Components & Equipment
CMI Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.05%	10/20/2028	22,500,000	22,059,688	22,050,000
								22,059,688	22,050,000	4.45%
Environmental & Facilities Services
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.22%	2/7/2028	8,009,548	7,940,166	8,009,548
Pavement Partners Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.75%	12.20%	2/7/2028	1,147,111	1,123,930	1,147,111
Pavement Partners Interco, LLC (f)(i)(l)	Revolving Credit Facility		-		-	2/7/2028	-	(6,213)	-
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.23%	2/7/2028	10,423,171	10,138,863	10,423,171
								19,196,746	19,579,830	3.95%
Fertilizers & Agricultural Chemicals
Discovery Purchaser Corporation (h)(k)(l)(m)	Term Loan	SOFR	+	4.38%	9.71%	10/4/2029	4,987,500	4,975,031	4,979,919
								4,975,031	4,979,919	1.00%
Food Retail
Cardenas Merger Sub LLC (h)(j)(l)(m)	Term Loan	SOFR	+	6.75%	12.16%	8/1/2029	7,424,623	7,253,265	7,452,465
								7,253,265	7,452,465	1.50%
Health Care Distributors
Gainwell Acquisition Corp (h)(j)(l)(m)	Term Loan	SOFR	+	4.00%	9.41%	10/1/2027	4,987,113	4,928,399	4,760,200
								4,928,399	4,760,200	0.96%
Health Care Facilities
Infusion Services Management, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.85%	7/7/2028	11,848,381	11,527,699	11,848,381
Infusion Services Management, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.93%	7/7/2028	1,074,394	960,825	1,074,394
Infusion Services Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.50%	11.90%	7/7/2028	995,031	969,312	995,031
								13,457,836	13,917,806	2.81%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.43%	9/6/2028	4,946,427	$4,735,716	$4,946,427
AB Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility		-		-	9/6/2028	-	(52,996)	-
AB Centers Acquisition Corporation (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.43%	9/6/2028	7,824,310	7,591,582	7,824,310
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.43%	9/6/2028	2,566,810	2,501,185	2,566,810
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.50%	11.78%	1/3/2029	9,382,050	9,132,822	9,382,050
HouseWorks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.93%	12/16/2028	4,937,500	4,768,316	4,932,563
HouseWorks Holdings, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.50%	11.98%	12/16/2028	191,327	177,673	190,816
HouseWorks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.99%	12/16/2028	3,045,918	2,961,627	3,045,918
HouseWorks Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/16/2028	-	(28,697)	-
Tiger Healthcare Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	2/27/2030	-	(107,201)	(217,969)
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.33%	2/27/2030	11,250,000	10,999,845	10,996,875
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	2/27/2030	-	(22,148)	(22,500)
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.93%	12/12/2028	5,544,813	5,412,463	5,522,633
								48,070,187	49,167,933	9.93%
Health Care Supplies
C2DX, Inc (i)(l)	Term Loan	SOFR	+	5.25%	10.58%	3/19/2030	7,633,356	7,519,241	7,518,856
C2DX, Inc (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.25%	10.58%	3/19/2030	221,614	192,224	192,065
C2DX, Inc (f)(i)(l)	Delayed Draw Term Loan		-		-	3/19/2030	-	(73,464)	(73,871)
								7,638,001	7,637,050	1.55%
Health Care Technology
Athenahealth Group Inc (h)(k)(l)(m)	Term Loan	SOFR	+	3.25%	8.58%	2/15/2029	4,987,310	4,976,102	4,933,546
								4,976,102	4,933,546	1.00%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Astro Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.80%	12/13/2027	25,000,000	$24,758,012	$24,775,000
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.21%	1/9/2029	9,543,600	9,269,995	9,495,882
								34,028,007	34,270,882	6.92%
Insurance Brokers
Acrisure, LLC (h)(l)	Term Loan	SOFR	+	3.50%	8.94%	2/15/2027	4,987,013	4,987,013	4,976,341
Acrisure, LLC (h)(l)	Term Loan	SOFR	+	4.50%	9.83%	11/6/2030	9,925,000	9,806,838	9,949,813
Alera Group, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.18%	9/30/2028	135,066	121,934	135,066
Jones Deslauriers Insurance Management Inc (h)(l)(m)	Term Loan	SOFR	+	3.50%	8.80%	3/15/2030	10,000,000	9,927,877	9,990,600
								24,843,662	25,051,820	5.06%
Integrated Telecommunication Services
Altice France Sa (h)(l)(m)	Term Loan	SOFR	+	5.50%	10.81%	8/15/2028	4,987,437	4,596,208	3,943,217
								4,596,208	3,943,217	0.80%
Internet Services & Infrastructure
Peraton Corp (h)(j)(l)(m)	Term Loan	SOFR	+	3.75%	9.18%	2/1/2028	4,986,868	4,991,708	4,977,542
								4,991,708	4,977,542	1.00%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(j)(l)	Revolving Credit Facility		-		-	11/6/2029	-	(23,365)	-
WCI-BXC Purchaser, LLC (j)(l)	Term Loan	SOFR	+	6.25%	11.54%	11/6/2030	27,343,632	26,684,249	27,343,632
								26,660,884	27,343,632	5.52%
Oil & Gas Refining & Marketing
EG America, LLC (h)(k)(l)(m)	Term Loan	SOFR	+	5.50%	11.24%	2/7/2028	7,462,500	7,321,105	7,406,531
								7,321,105	7,406,531	1.49%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.31%	10/18/2029	19,775,590	$19,305,360	$19,380,079
CCI Prime, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	10/18/2029	-	(46,327)	(39,939)
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/18/2029		(23,167)	(20,000)
								19,235,866	19,320,140	3.90%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR	+	7.00%	12.49%	12/21/2028	9,900,000	9,514,366	9,900,000
								9,514,366	9,900,000	2.00%
Property & Casualty Insurance
Asurion, LLC (l)	Term Loan	SOFR	+	4.00%	9.43%	8/19/2028	4,987,342	4,976,060	4,793,035
Asurion, LLC (h)(l)	Term Loan	SOFR	+	4.25%	9.68%	8/19/2028	4,987,406	4,982,412	4,805,365
								9,958,472	9,598,400	1.94%
Security & Alarm Services
Allied Universal, LLC (h)(k)(l)(m)	Term Loan	SOFR	+	3.75%	9.18%	5/14/2028	4,987,212	4,976,048	4,979,083
								4,976,048	4,979,083	1.00%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer, LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.55%	12/23/2028	11,223,648	11,012,687	11,133,859
Refresh Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	12/23/2028	-	(25,956)	(22,504)
								10,986,731	11,111,355	2.25%
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.54%	11/2/2029	12,539,087	12,240,283	12,125,297
Door Pro Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	11/2/2029	-	(118,895)	(336,346)
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	11/2/2029	-	(79,225)	(112,115)
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.16%	12/22/2029	10,629,098	10,372,460	10,459,033

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/22/2029	-	$(23,873)	$(16,000)
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/22/2029	-	(332,464)	(222,689)
SCP WQS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.06%	10/2/2028	7,657,404	7,497,500	7,519,571
SCP WQS Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.06%	10/2/2028	3,789,960	3,429,593	3,471,081
SCP WQS Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/2/2028	-	(20,314)	(18,000)
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.50%	10.85%	12/15/2028	4,937,500	4,803,172	4,937,500
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.50%	10.80%	12/15/2028	5,955,000	5,821,704	5,955,000
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.50%	10.85%	12/15/2028	2,736,250	2,685,751	2,736,250
Senske Lawn and Tree Care, LLC (j)(l)(p)	Term Loan	CDOR	+	5.50%	10.79%	12/15/2028	20,947,500	15,508,575	15,464,546
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.58%	12/15/2028	3,609,861	3,538,968	3,609,861
Spin Holdco Inc (h)(j)(l)(m)	Term Loan	SOFR	+	4.00%	9.59%	3/4/2028	4,987,147	4,430,893	4,599,097
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.66%	11/3/2028	4,937,500	4,795,626	4,641,250
USW Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.66%	11/3/2028	5,635,875	5,481,584	4,976,723
								80,031,338	79,790,059	16.12%
Specialized Finance
WH Borrower LLC (h)(k)(l)	Term Loan	SOFR	+	5.50%	10.82%	2/15/2027	9,949,749	9,494,331	9,924,874
								9,494,331	9,924,874	2.00%
Steel
Endurance PT Technology Buyer Corporation (i)(l)	Term Loan	SOFR	+	5.50%	10.83%	2/28/2030	18,198,902	17,836,976	17,834,924
Endurance PT Technology Buyer Corporation (f)(i)(l)	Revolving Credit Facility		-		-	2/28/2030	-	(19,720)	(20,000)
								17,817,256	17,814,924	3.60%
Systems Software
Mcafee Corp (h)(k)(l)(m)	Term Loan	SOFR	+	3.75%	9.18%	3/1/2029	4,987,310	4,981,480	4,971,400
								4,981,480	4,971,400	1.00%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	10.95%	8/22/2028	6,451,250	$6,371,055	$6,451,250
Foundation Building Materials Inc (h)(l)	Term Loan	SOFR	+	4.00%	9.31%	1/29/2031	10,000,000	9,978,395	10,035,000
								16,349,450	16,486,250	3.32%
Total First Lien Debt								707,937,150	713,658,672	144.04%
Second Lien Debt
Property & Casualty Insurance
Asurion, LLC (h)(l)	Term Loan	SOFR	+	5.25%	10.69%	1/31/2028	5,000,000	4,833,010	4,487,500
Asurion, LLC (h)(l)	Term Loan	SOFR	+	5.25%	10.69%	1/20/2029	5,000,000	4,769,707	4,453,900
								9,602,717	8,941,400	1.81%
Total Second Lien Debt								9,602,717	8,941,400	1.81%
Equity
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(n)	Class A-1 Units						22,007	220,070	666,373
								220,070	666,373	0.13%
Health Care Services
Tiger Healthcare Holdings, LLC (l)(n)	Equity Interest						438,750	562,500	561,600
								562,500	561,600	0.11%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (l)(n)	Equity Interest						427	42,664	42,665
Endurance PT Technology Holdings LLC (l)(n)	Equity Interest						384	383,978	386,541
								426,642	429,206	0.09%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (l)(m)(n)	Equity Interest						587,838	588,357	593,716
								588,357	593,716	0.12%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Packaged Foods & Meats
CCI Prime Holdings, LLC (n)	Series A Preferred Units				428	$427,914	$436,774
						427,914	436,774	0.09%
Specialized Consumer Services
Door Pro Holdings LLC (l)(n)	Equity Interest				340	339,744	201,428
Quick Roofing Topco, LLC (l)(n)	Class A Interest				426,230	426,230	426,230
						765,974	627,658	0.13%
Total Equity						2,991,457	3,315,327	0.67%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - Investor Class, 5.17% (h)(o)	Mutual Fund				9,729,644	9,729,644	9,729,644
						9,729,644	9,729,644	1.96%
Total Money Market Mutual Funds						9,729,644	9,729,644	1.96%
Total Investments -- non-controlled/ non-affiliate						730,260,968	735,645,043	148.48%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (h)(l)(m)(g)	Mutual Fund				257,537	25,018,889	25,406,070
						25,018,889	25,406,070	5.13%
Total Fixed Income Mutual Funds						25,018,889	25,406,070	5.13%
Total Investments -- non-controlled/ affiliate						25,018,889	25,406,070	5.13%
Total Investment Portfolio						$755,279,857	$761,051,113	153.61%
(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) or Canadian Dollar Offered Rate (CDOR), which reset daily, monthly, quarterly or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Notes to Financial Statements for more information on the Fund's unfunded commitments.
(g)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the Fund's financial statements are available on the SEC's website or upon request.
(h)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(i)
The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(j)
The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(k)
The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2024, non-qualifying assets amounted to $152,471,943 which represents 19.6% of total assets as calculated in accordance with regulatory requirement.

(n)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $3,315,327 or 0.7% of net assets.

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	4/11/2023	$220,070
CCI Prime Holdings, LLC	10/18/2023	$427,914
Door Pro Holdings LLC	11/2/2023	$339,744
Endurance PT Technology Holdings LLC	2/29/2024	$42,664
Endurance PT Technology Holdings LLC	2/29/2024	$383,978
Quick Roofing Topco, LLC	12/22/2023	$426,230
Tiger Healthcare Holdings, LLC	2/27/2024	$562,500
WCI-BXC Investment Holdings LP	11/6/2023	$588,357

(o)
The rate quoted is the annualized seven-day yield of the fund at period end.
(p)
The Par value is denoted in CAD (Canadian Dollars).

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
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund’s unfunded commitments.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. Dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of March 31, 2024 and December 31, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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

For the three months ended March 31, 2024 and for the period from inception to March 31, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

As of March 31, 2024 and December 31, 2023, $0 and $66,312, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities.

Deferred Financing Costs

The Fund records costs related to issuance of revolving credit facilities as deferred financing costs on the consolidated statements of assets and liabilities. These costs are deferred and amortized using the straight-line method through interest expense on the consolidated statement of operations over the life of the related credit facility.

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

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings include trades executed through the end of the last business day of the period. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method and is recorded within net realized gain (loss) on the consolidated statements of operations.

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

Dividend Income

Dividend income earned on the Fund’s equity and mutual fund investments is recorded on an accrual basis to the extent that such amounts are payable and are expected to be collected. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for mutual funds.

Fee Income

The Fund earns certain fees in connection with its direct lending underwriting activities. These fees are in addition to interest payments earned and may include amendment fees, consent fees and syndication fees. Certain fees such as structuring fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Fund are recorded as other income when received.

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of March 31, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

Cash

Cash represents deposits maintained with the Fund’s custodian bank. At times, deposits may be in excess of federally insured limits. The Fund has not experienced any losses and does not believe it is exposed to any significant credit risk on such deposits.

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

New Accounting Pronouncement

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. Management is currently evaluating the impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024 for public business entities (PBEs), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact on the consolidated financial statements.

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

For the three months ended March 31, 2024 and 2023, management fees earned were $1,460,978 and $65,191, respectively. Management fees were pro-rated for the period March 13 through March 31, 2023 and were voluntarily waived by the Adviser.

As of March 31, 2024 and December 31, 2023, $519,684 and $0, respectively, were payable to the Adviser for management fees.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. On August 9, 2023, the Adviser decided to extend the waiver of the Fund’s management fee and incentive fee based on income until December 31, 2023. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. For the three months ended March 31, 2024 and 2023, incentive fees based on income were $1,677,293 and $46,915, respectively. All incentive fees based on income incurred in 2023 were voluntarily waived by the Adviser.

As of March 31, 2024 and December 31, 2023, $1,677,293 and $0, respectively, were payable to the Adviser for incentive fees based on income.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2024 and 2023, ($103,902) and $130,167, respectively, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, $764,276 and $868,178, respectively, related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2024 and pro-rated for the period March 13, 2023 through March 31, 2023, the Fund incurred $378,201 and $16,814, respectively, in expenses under the Administration Agreement, which were recorded as Administration Fees on the consolidated statements of operations.

As of March 31, 2024 and December 31, 2023, $259,836 and $109,398, respectively, was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2024 and pro-rated for the period March 13, 2023 through March 31, 2023, the Fund incurred $177,281 and $7,881, respectively, for transfer agency services which were recorded in other general and administrative expenses.

As of March 31, 2024 and December 31, 2023, $121,798 and $51,238, respectively, was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2024, the Fund incurred distribution and shareholder servicing fees of $22 and $6 for Class S and Class D, respectively. For the three months ended March 31, 2023, the Fund did not incur any distribution and shareholder servicing fees for Class S and Class D.

As of March 31, 2024 and December 31, 2023 there was $19 and $9, respectively, payable and recorded in shareholder servicing fee payable.

Affiliate Ownership

As of March 31, 2024, an affiliate of the Adviser held 404 shares (100.00%) and 404 shares (100.00%) of the Fund’s Class D Common Shares and Class S Common Shares, respectively.

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

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s commencement of operations:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
March 31, 2024	454,648	—	—	*
Total	$3,846,992	$—	$—

* Unreimbursed expense support incurred for these periods have been waived and are not eligible for reimbursement.

Affiliated Investments

The table below presents the Fund’s affiliated investments:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of March 31, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$24,795,483	$223,406	$—	$387,181	$—	$25,406,070	$595,590
Total	$24,795,483	$223,406	$—	$387,181	$—	$25,406,070	$595,590

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

Due to Affiliates

As of March 31, 2024 and December 31, 2023, the Fund owed $381,634 and $575,749, respectively, to various affiliates for expenses paid including offering costs, professional fees, Board of Trustees’ fees, Administration Fees, and other general and administrative expenses. Such amounts are recorded in due from affiliates, net on the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$707,937,150	$713,658,672	93.8%	$482,753,585	$489,101,899	92.0%
Total Second Lien Debt	9,602,717	8,941,400	1.2%	—	—	0.0%
Total Equity	2,991,457	3,315,327	0.4%	2,002,315	2,240,826	0.4%
Total Mutual Funds	34,748,533	35,135,714	4.6%	39,765,291	40,123,900	7.6%
Total Investment Portfolio	$755,279,857	$761,051,113	100.0%	$524,521,191	$531,466,625	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Application Software	17.1%	19.4%
Specialized Consumer Services	10.6%	13.2%
Diversified Support Services	6.6%	8.0%
Health Care Services	6.5%	6.4%
Mutual Funds	4.6%	7.6%
Industrial Machinery & Supplies & Components	4.6%	1.8%
Life Sciences Tools & Services	3.7%	5.2%
Insurance Brokers	3.3%	3.8%
Aerospace & Defense	3.1%	1.7%
Electrical Components & Equipment	2.9%	0.0%
Packaged Foods & Meats	2.6%	3.7%
Environmental & Facilities Services	2.6%	3.7%
Automotive Parts & Equipment	2.5%	3.7%
Property & Casualty Insurance	2.4%	0.0%
Steel	2.3%	0.0%
Building Products	2.2%	1.2%
Trading Companies & Distributors	2.2%	1.2%
Health Care Facilities	1.8%	2.4%
Air Freight & Logistics	1.7%	2.8%
Soft Drinks & Non-alcoholic Beverages	1.5%	2.1%
Education Services	1.4%	1.4%
Specialized Finance	1.3%	1.9%
Pharmaceuticals	1.3%	1.9%
Commodity Chemicals	1.1%	1.6%
Advertising	1.1%	1.6%
Health Care Supplies	1.0%	0.0%
Food Retail	1.0%	1.4%
Oil & Gas Refining & Marketing	1.0%	1.4%
Fertilizers & Agricultural Chemicals	0.7%	0.0%
Security & Alarm Services	0.7%	0.0%
Internet Services & Infrastructure	0.7%	0.0%
Systems Software	0.7%	0.0%
Health Care Technology	0.6%	0.0%
Diversified Chemicals	0.6%	0.0%
Health Care Distributors	0.6%	0.0%
Diversified Financial Services	0.6%	0.9%
Integrated Telecommunication Services	0.5%	0.0%
Data Processing & Outsourced Services	0.3%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$714,902,039	94.0%	144.2%	$489,333,017	92.1%	120.6%
Australia	31,960,776	4.2%	6.4%	31,851,963	6.0%	7.8%
France	3,943,217	0.5%	0.8%	—	0.0%	0.0%
Canada	10,245,081	1.3%	2.2%	10,281,645	1.9%	2.5%
Total	$761,051,113	100.0%	153.6%	$531,466,625	100.0%	130.9%

As of March 31, 2024 and December 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of March 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of March 31, 2024 and December 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$177,055,651	$536,603,021	$713,658,672
Second lien debt	—	8,941,400	—	8,941,400
Equity investments	—	—	3,315,327	3,315,327
Mutual Funds	35,135,714	—	—	35,135,714
Total Investments	$35,135,714	$185,997,051	$539,918,348	$761,051,113

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$63,355,799	$425,746,100	$489,101,899
Equity investments	—	—	2,240,826	2,240,826
Mutual Funds	40,123,900	—	—	40,123,900
Total Investments	$40,123,900	$63,355,799	$427,986,926	$531,466,625

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$2,240,826	$427,986,926
Purchases of investments	230,793,174	989,142	231,782,316
Proceeds from principal repayments and sales of investments	(110,557,398)	—	(110,557,398)
Accretion of discount/ amortization of premium	640,698	—	640,698
Net realized gain (loss)	(667)	—	(667)
Transfers into Level 3	—	—	—
Transfer out of Level 3	(9,925,000)	—	(9,925,000)
Net change in unrealized appreciation (depreciation)	(93,886)	85,359	(8,527)
Fair value, end of period	$536,603,021	$3,315,327	$539,918,348
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024	$(93,886)	$85,359	$(8,527)

	Three Months Ended March 31, 2023
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	103,636,761	—	103,636,761
Proceeds from principal repayments and sales of investments	(158,641)	—	(158,641)
Accretion of discount/ amortization of premium	37,479	—	37,479
Net change in unrealized appreciation (depreciation)	1,041,337	—	1,041,337
Fair value, end of period	$104,556,936	—	$104,556,936
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023	$1,041,337	$—	$1,041,337

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

The following provides information on Level 3 securities held by the Fund that were valued at March 31, 2024 and December 31, 2023 based on unobservable inputs:

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$536,603,021	Market approach	Enterprise value/EBITDA multiple (EV/EBITDA)	8.50	8.50	8.50	Increase
		Discounted cash flow	Yield	9.4%	13.3%	11.0%	Decrease
Equities	3,315,327	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	3.90	17.50	10.10	Increase
		Market approach	Transaction price	$98.50	$98.50	$98.50	Increase
Total	$539,918,348

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$425,746,100	Market approach	Transaction price	$73.96	$97.50	$83.19	Increase
	—	Indicative market price	Evaluated bid	$97.00	$99.50	$99.09	Increase
	—	Discounted cash flow	Yield	9.4%	13.0%	10.9%	Decrease
Equities	2,240,826	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	7.50	17.50	11.60	Increase
	—	Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$427,986,926

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2024 and December 31, 2023, approximates fair value.
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

The following table summarizes the share repurchases completed during the three months ended March 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction

For the three months ended March 31, 2023 there were no share repurchases completed.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on investment securities on the consolidated statements of operations. The following table details the unfunded loan commitments at March 31, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$2,068,966
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	2,482,759
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	1,000,000
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,566,255
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	1,350,132
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	525,000
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
HouseWorks Holdings, LLC	Revolving Credit Facility	12/16/2028	318,878
HouseWorks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	3,330,620
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	4,969
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	4,285,714
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	753,769
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	13,918,033
Refresh Buyer, LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	13,925,532
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,000,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	9,687,500
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	5,350,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	17,800,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$128,670,149

The following table details the unfunded loan commitments at December 31, 2023:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$2,068,966
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	6,724,138
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	9,312,500
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	1,000,000
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,701,321
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	733,333
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	2,185,718
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	510,204
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	4,969
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
Omnia Partners LLC	Delayed Draw Term Loan	7/25/2030	637,604
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	753,769
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	13,918,033
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	14,558,511
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,000,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	5,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$99,264,288

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

For the three months ended March 31, 2024, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Fund, were recognized in the Fund’s consolidated financial statements.

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Fund’s asset coverage was 284% and 483%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2024 were $198,296,264 and 7.31%. The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2023 were $13,000,000 and 6.76%. The Fund’s outstanding borrowings at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility (1)	$460,000,000	$269,503,304	$269,503,304
Total	$460,000,000	$269,503,304	$269,503,304
(1)
Under the Revolving Credit Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2024, the Fund had borrowings denominated in CAD of $21 million, translated to USD of $15.5 million.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
(1)
Under the Revolving Credit Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Fund had borrowings denominated in CAD of $21 million, translated to USD of $15.8 million. In connection with the preparation of the Fund’s financial statements for the quarter ended March 31, 2024, the reported amount of $481 million of Aggregate Principal Committed for the year ended December 31, 2023, was revised to $460 million of Aggregate Principal Committed, noted above, to correct the prior disclosure.

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

The Fund had $269,503,304 and $105,848,459 outstanding on the Revolving Credit Facility as of March 31, 2024 and December 31, 2023, respectively. Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of March 31, 2024 and December 31, 2023, the Company had borrowings denominated in the following non-USD currencies: Canadian Dollars (CAD) $15,503,304 and $15,848,459, respectively. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The $345,155 and $26,357 impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in net increase or, decrease in unrealized appreciation (depreciation) on assets and liabilities in foreign currencies in the Fund’s consolidated statement of operations.

For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$3,499,728	$19,524
Facility unused fees	253,697	70,792
Amortization of financing costs	245,931	37,343
Total Interest Expense	$3,999,356	$127,659

The following is information about the Company’s senior securities as of March 31, 2024 and December 31, 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit	Involuntary Liquidating Preference per Unit	Average Market Value per Unit
Revolving Credit Facility
March 31, 2024	$269,503,304	$2,839	$—	N/A
December 31, 2023	$105,848,459	$4,834	$—	N/A

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

The following table summarizes transactions in Common Shares during the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Shares	Amount
CLASS I
Subscriptions	3,278,204	$84,742,639
Share transfers between classes	—	—
Distributions reinvested	245,528	6,347,253
Share repurchases	(22,576)	(581,974)
Early repurchase deduction	—	4,550
Net increase (decrease)	3,501,156	$90,512,468
CLASS S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	237
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$237
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	253
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$253
Total net increase (decrease)	3,501,174	$90,512,958

The following table summarizes transactions in Common Shares the three months ended March 31, 2023:

Three Months Ended March 31, 2023
	Shares	Amount
CLASS I
Subscriptions	4,084,292	$102,107,308
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	4,084,292	$102,107,308
CLASS S	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	4,084,292	$102,107,308

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the three months ended March 31, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
March 31, 2023	$25.31	$-	$-

Distributions and Distribution Reinvestment

For the three months ended March 31, 2024 the Fund made distributions as detailed in the table below:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
			$0.6525	$11,799,514

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
			$0.5975	$240

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
			$0.6363	$255

For the three months ended March 31, 2023 there were no distributions.

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

Character of Distributions

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.65	$11,799,514	$0.60	$240	$0.64	$255
Net realized gains	-	-	-	-	-	-
Total	$0.65	$11,799,514	$0.60	$240	$0.64	$255

Note 10. Financial Highlights

The financial highlights for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024
	Class I	Class S	Class D
Per Share Activity
Net asset value, beginning of period	$25.81	$25.81	$25.81
Net investment income (loss) B	0.66	0.61	0.64
Net realized and unrealized gain (loss)	(0.04)	(0.04)	(0.03)
Net increase (decrease) in net assets resulting from operations	0.62	0.57	0.61
Distributions	(0.65)	(0.60)	(0.64)
Net asset value, end of period	$25.78	$25.78	$25.78
Total return C	2.41%	2.20%	2.35%
Ratios to Average Net Assets: D,H
Net investment income (loss) E	11.30%	10.45%	11.05%
Expenses, gross E	5.96%	6.81%	6.21%
Expenses, net of waivers E,F	5.76%	6.61%	6.01%
Portfolio turnover G,H	0.99%	0.99%	0.99%
Supplemental Data:
Expenses, net of waivers, excluding interest expense E,H	2.32%	3.17%	2.57%
Expenses, net of waivers, excluding management and incentive fees and interest expense E,H	0.72%	1.57%	0.97%

	Three Months Ended March 31, 2023
	Class I	Class S	Class D
Per Share Activity
Net asset value, beginning of period	$25.00	$—	$—
Net investment income (loss) B	0.06	—	—
Net realized and unrealized gain (loss) B	0.25	—	—
Net increase (decrease) in net assets resulting from operations	0.31	—	—
Distributions	-	—	—
Net asset value, end of period	$25.31	$—	$—
Total return C	1.26%	—%	—%
Ratios to Average Net Assets: D,H
Net investment income (loss) E	6.88%	—%	—%
Expenses, gross E	10.22%	—%	—%
Expenses, net of waivers E,F	3.21%	—%	—%
Portfolio turnover G,H	0.15%	—%	—%
Supplemental Data:
Expenses, net of waivers, excluding interest expense E,H	0.83%	—%	—%
Expenses, net of waivers, excluding management and incentive fees and interest expense E,H	0.70%	—%	—%

A. Tickmark not used.

B. Calculated based on weighted average shares outstanding during the period.

C. Total returns of less than 1 year are not annualized.

D. Expense ratios reflect operating expenses of the Fund.

E. For the three months ended March 31, 2024, amounts are annualized except for incentive fees, escrow fees, and organizational costs.

F. Waivers include expense support, management fees waived and income based incentive fees waived.

G. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.

H. Annualized.

Note 11. Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to March 31, 2024, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s financial statements except as disclosed below.

Subscriptions

The Fund received $33.7 million of net proceeds from the issuance of Class I shares for subscriptions effective April 1, 2024, including $2.4 million of shares purchased through the dividend reinvestment plan.

The Fund received $23.2 million of net proceeds from the issuance of Class I shares for subscriptions effective May 1, 2024, not including any shares purchased through the dividend reinvestment plan.

Distributions

On April 26, 2024, the Fund declared net distributions of $0.1750 per Class I share, $0.1570 per Class S share, and $0.1697 per Class D share, all of which are payable to shareholders of record as of the open of business on April 30, 2024, and will be paid on or about May 31, 2024.

Additionally, on April 26, 2024, the Fund declared variable supplemental distributions for Class I, Class S, and Class D common shares in the amount of $0.0425 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on April 30, 2024 and will be paid on or about May 31, 2024.

These distributions will be paid in cash or reinvested in shares of the Fund for shareholders participating in the Fund’s distribution reinvestment plan.

Revolving Credit Facility

On May 2, 2024, Fidelity Private Credit Fund BSPV LLC (the “BSPV”), as Borrower, a subsidiary of Fidelity Private Credit Fund (the “Fund”), entered into a revolving credit facility (the “Facility”) pursuant to a Revolving Credit and Security Agreement (the “Agreement”), with BNP Paribas, as administrative agent, Virtus Group, LP, as collateral administrator, State Street Bank and Trust Company, as collateral agent, the Fund, as equity holder and investment advisor, and the lenders party thereto (the “Lenders”). The Agreement is effective as of May 2, 2024.

The BSPV may borrow amounts in U.S. dollars or certain other permitted currencies under the Facility. Advances under the Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 2.55% plus the Term SOFR Rate as of any date of determination during the revolving period and 3.05% plus the Term SOFR Rate as of any date of determination during the amortization period. Advances under the Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to the applicable benchmark, each as specified in the Agreement, plus 2.55% during the revolving period and 3.05% during the amortization period. The BSPV will also pay a sliding fee of up to the Applicable Margin on average daily undrawn amounts under the Facility.

The principal amount of the Facility is $250,000,000, subject to availability under the borrowing base, which is based on the BSPV’s portfolio investments and other outstanding indebtedness, subject to the satisfaction of certain conditions.

Proceeds of the Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Agreement.

The Facility is secured by a first-priority interest in substantially all of the portfolio investments held by the BSPV, subject to certain exceptions.

The availability period under the Facility will terminate on May 2, 2027 (the “Facility Termination Date”) and the Facility will mature on May 2, 2029 (the “Maturity Date”). During the period from the Facility Termination Date to the Maturity Date, the Fund will be obligated to make amortization prepayments as described in the Agreement.

The Agreement includes customary affirmative and negative covenants, including financial covenants requiring the BSPV to maintain a minimum interest coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The description above is only a summary of the material provisions of the Agreement and is qualified in its entirety by reference to a copy of the Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Overview

We are an externally managed, non-diversified closed-end management investment company formed as a Delaware statutory trust on March 23, 2022 that has elected to be treated as a BDC under the 1940 Act. We are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. The Fund intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Key Components of Our Results of Operations

Investments

We focus primarily on directly originated loans to private companies but will also invest in liquid credit investments, such as broadly syndicated loans. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest predominantly at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts (“OIDs”) and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

For the three months ended March 31, 2024, we acquired $243.4 million aggregate principal amount of investments (including $29.4 million of unfunded commitments).

For the three months ended March 31, 2023, we acquired $103.6 million aggregate principal amount of investments (none of which was an unfunded commitment).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2024	2023
Investments:
Total investments, beginning of period	$524,521,191	$—
New investments purchased	243,366,074	103,636,761
Net purchases (sales) of short-term investments	(5,598,773)	—
Net accretion of discount on investments	120,298	37,479
Net realized gain (loss) on investments	(667)	—
Investments sold or repaid	(7,128,266)	(158,641)
Total Investments, End of Period	$755,279,857	$103,515,599

Number of portfolio companies	81	16
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.07%	11.71%
Weighted average yield on debt and income producing investments, at fair value(2)	11.03%	11.59%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

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

Our investments consisted of the following:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$707,937,150	$713,658,672	93.8%	$482,753,585	$489,101,899	92.0%
Total Second Lien Debt	9,602,717	8,941,400	1.2%	—	—	0.0%
Total Equity	2,991,457	3,315,327	0.4%	2,002,315	2,240,826	0.4%
Total Mutual Funds	34,748,533	35,135,714	4.6%	39,765,291	40,123,900	7.6%
Total Investment Portfolio	$755,279,857	$761,051,113	100.0%	$524,521,191	$531,466,625	100.0%

As of March 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Application Software	17.1%	19.4%
Specialized Consumer Services	10.6%	13.2%
Diversified Support Services	6.6%	8.0%
Health Care Services	6.5%	6.4%
Mutual Funds	4.6%	7.6%
Industrial Machinery & Supplies & Components	4.6%	1.8%
Life Sciences Tools & Services	3.7%	5.2%
Insurance Brokers	3.3%	3.8%
Aerospace & Defense	3.1%	1.7%
Electrical Components & Equipment	2.9%	0.0%
Packaged Foods & Meats	2.6%	3.7%
Environmental & Facilities Services	2.6%	3.7%
Automotive Parts & Equipment	2.5%	3.7%
Property & Casualty Insurance	2.4%	0.0%
Steel	2.3%	0.0%
Building Products	2.2%	1.2%
Trading Companies & Distributors	2.2%	1.2%
Health Care Facilities	1.8%	2.4%
Air Freight & Logistics	1.7%	2.8%
Soft Drinks & Non-alcoholic Beverages	1.5%	2.1%
Education Services	1.4%	1.4%
Specialized Finance	1.3%	1.9%
Pharmaceuticals	1.3%	1.9%
Commodity Chemicals	1.1%	1.6%
Advertising	1.1%	1.6%
Health Care Supplies	1.0%	0.0%
Food Retail	1.0%	1.4%
Oil & Gas Refining & Marketing	1.0%	1.4%
Fertilizers & Agricultural Chemicals	0.7%	0.0%
Security & Alarm Services	0.7%	0.0%
Internet Services & Infrastructure	0.7%	0.0%
Systems Software	0.7%	0.0%
Health Care Technology	0.6%	0.0%
Diversified Chemicals	0.6%	0.0%
Health Care Distributors	0.6%	0.0%
Diversified Financial Services	0.6%	0.9%
Integrated Telecommunication Services	0.5%	0.0%
Data Processing & Outsourced Services	0.3%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$714,902,039	94.0%	144.2%	$489,333,017	92.1%	120.6%
Australia	31,960,776	4.2%	6.4%	31,851,963	6.0%	7.8%
France	3,943,217	0.5%	0.8%	—	0.0%	0.0%
Canada	10,245,081	1.3%	2.2%	10,281,645	1.9%	2.5%
Total	$761,051,113	100.0%	153.6%	$531,466,625	100.0%	130.9%

The Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of March 31, 2024 and December 31, 2023:

Rating	March 31, 2024	December 31, 2023
1	—	—
2	$722,600,072	$489,101,899
3	11,684,717	—
4	—	—
5	—	—
Total	$734,284,789	$489,101,899

Results of Operations

On March 13, 2023, we commenced operations and accepted $102.1 million of subscriptions.

The following table represents the operating results:

	Three Months Ended March 31,
	2024	2023
Total investment income	$19,809,098	$539,752
Net expenses	7,870,581	294,597
Net investment income (loss)	11,938,517	245,155
Net change in unrealized gains (losses)	(833,478)	1,041,337
Net realized gain (loss)	(667)	—
Net increase (decrease) in net assets resulting from operations	$11,104,372	$1,286,492

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$18,861,133	$539,752
Dividend income	838,081	—
Other income	109,884	—
Total Investment Income	$19,809,098	$539,752

For the three months ended March 31, 2024, total investment income was $19.8 million, driven by the combination of our deployment of capital and the performance of the investment portfolio. The size of our investment portfolio at fair value was $761.1 million at March 31, 2024 and our weighted average yield on debt and income producing investments, at fair value, was 11.03%. For the three months ended March 31, 2023, total investment income was $0.5 million, driven by our deployment of capital during the year. The size of our investment portfolio at fair value was $104.6 million at March 31, 2023 and our weighted average yield on debt and income producing investments, at fair value, was 11.59%.

The elevated interest rate environment of 2023 that remained intact during the first quarter of 2024 favorably impacted our investment income due to the floating rate nature of our investments. While we consider higher interest rates when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates occur concurrently during a slowdown in growth or period of economic weakness, our borrowers’ and potentially our portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense	$3,999,356	$127,659
Management fees	1,460,978	65,191
Income based incentive fees	1,677,293	46,915
Capital gains incentive fees	(103,902)	130,167
Distribution and shareholder servicing fees
Class S	22	—
Class D	6	—
Administration fees	378,201	16,814
Organization expenses	—	1,163
Amortization of offering costs	291,680	119,415
Board of Trustees’ fees	48,508	89,750
Professional fees	176,002	396,839
Other general and administrative expenses	397,085	90,308
Total Expenses Before Reductions	8,325,229	1,084,221
Expense support	(454,648)	(677,518)
Management fees waived	—	(65,191)
Income based incentive fees waived	—	(46,915)
Net Expenses	$7,870,581	$294,597

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three months ended March 31, 2024 and 2023, was $4.0 million and $0.13 million, respectively. As part of our commencement of operations the increase in interest expense was driven by borrowings under our credit facilities as we move the portfolio toward target leverage levels. The average principal balance outstanding increased from $13.0 million three months ended March 31, 2023 to $198.3 million for the three months ended March 31, 2024.

Management Fees

For the three months ended March 31, 2024 and 2023, management fees were $1.5 million and $0.07 million, respectively. The Adviser waived management fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $0.07 million, for the three months ended March 31, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended March 31, 2024 and 2023, income based incentive fees were $1.7 million and $0.05 million, respectively. The Adviser waived income based incentive fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $0.05 million, for the three months ended March 31, 2023.

Capital Gains Based Incentive Fees

For the three months ended March 31, 2024 and 2023, we accrued capital gains incentive fees of -$0.1 million and $0.13 million, respectively, none of which was payable under the Advisory Agreement. For the three months ended March 31, 2024 and 2023, the accrued incentive fees were attributable to net unrealized loss of $0.8 million and net unrealized gain of $1.0 million, respectively. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses increased to $1.3 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023, primarily driven by the growth of the portfolio and associated costs with managing the Fund.

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

For the three months ended March 31, 2024 and for the period from inception to March 31, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

As of March 31, 2024 and December 31, 2023, $0 and $66,312, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities.

Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Three Months Ended March 31,
	2024	2023
Realized gain (loss) on investments	$(667)	$—
Net Realized Gain (Loss) on Investments	$(667)	$—

For the three months ended March 31, 2024, the Fund generated net realized loss on investments of $0.7 thousand from the sale of one investment. However this net realized loss was offset by income earned. For the three months ended March 31, 2023, the Fund did not generate any realized gain (loss) on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(1,202,750)	$1,041,337
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	28,572	—
Net increase or decrease in unrealized appreciation (depreciation) on assets and liabilities in foreign currencies	340,700	—
Net change in unrealized gains (losses)	$(833,478)	$1,041,337

For the three months ended March 31, 2024, the fair value of our debt investments increased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset predominantly due to the performance of several broadly syndicated loans, as well as softness in the performance of a small number of portfolio companies. For the three months ended March 31, 2023, there was a net change in unrealized appreciation primarily due to the settlement of the purchase of certain Warehouse Investments below the asset's fair value.

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

As of March 31, 2024 and December 31, 2023, we had one revolving credit facility outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facility or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024 and December 31, 2023, we had $269.5 million and $105.8 million of debt outstanding under our revolving credit facility, respectively. As of March 31, 2024 and December 31, 2023 and our asset coverage ratio was 284% and 483%, respectively.

Cash as of March 31, 2024, taken together with our $190.5 million of available capacity under our credit facility (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous Offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. We plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities for new investments.

Although we have secured financing, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained previously. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of March 31, 2024, we had $2.3 million in cash and $0.7 million in foreign cash. During the three months ended March 31, 2024, cash used in operating activities was $241.9 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $243.4 million during the period, primarily as a result of new share issuances and net borrowings under our credit facility.

As of March 31, 2023 we had $14.9 million in cash and $0.0 million in foreign cash. During the three months ended March 31, 2023, cash used in operating activities was $104.9 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $119.9 million during the period, primarily as a result of new share issuances and net borrowings of, partially offset by the payment of financing costs.

Equity

As of March 13, 2023, the Fund satisfied the minimum offering requirement, and the Fund’s Board of Trustees authorized the release of proceeds from escrow.

As the following table summarizes transactions in Common Shares during the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Shares	Amount
CLASS I
Subscriptions	3,278,204	$84,742,639
Share transfers between classes	—	—
Distributions reinvested	245,528	6,347,253
Share repurchases	(22,576)	(581,974)
Early repurchase deduction	—	4,550
Net increase (decrease)	3,501,156	$90,512,468
CLASS S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	237
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$237
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	253
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$253
Total net increase (decrease)	3,501,174	$90,512,958

The following table summarizes transactions in Common Shares during the three months ended March 31, 2023:

Three Months Ended March 31, 2023
	Shares	Amount
CLASS I
Subscriptions	4,084,292	$102,107,308
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	4,084,292	$102,107,308
CLASS S	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	4,084,292	$102,107,308

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
			$0.6525	$11,799,514

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
			$0.5975	$240

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
			$0.6363	$255

For the three months ended March 31, 2023 there were no distributions.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the three months ended March 31, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.65	$11,799,514	$0.60	$240	$0.64	$255
Net realized gains	-	-	-	-	-	-
Total	$0.65	$11,799,514	$0.60	$240	$0.64	$255

For the three months ended March 31, 2023 there were no distributions.

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)
Amount shown net of Early Repurchase Deduction.

For the three months ended March 31, 2023 there were no share repurchases completed.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2024 were $198.3 million and 7.31%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2023 were $13.0 million and 6.76%, respectively. Our outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility (1)	$460,000,000	$269,503,304	$269,503,304
Total	$460,000,000	$269,503,304	$269,503,304
(1)
Under the Revolving Credit Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2024, the Fund had borrowings denominated in CAD of $21 million, translated to USD of $15.5 million.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Revolving Credit Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
(1)
Under the Revolving Credit Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Fund had borrowings denominated in CAD of $21 million, translated to USD of $15.8 million. In connection with the preparation of the Fund’s financial statements for the quarter ended March 31, 2024, the reported amount of $481 million of Aggregate Principal Committed for the year ended December 31, 2023, was revised to $460 million of Aggregate Principal Committed, noted above, to correct the prior disclosure.

The following table shows the contractual maturities of our debt obligations as of March 31, 2024:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Revolving Credit Facility (1)	$269,503,304	$—	$—	$269,503,304	$—
Total Debt Obligations	$269,503,304	$—	$—	$269,503,304	$—
The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
Revolving Credit Facility	$105,848,459	$—	$—	$105,848,459	$—
Total Debt Obligations	$105,848,459	$—	$—	$105,848,459	$—

For additional information on our borrowings, refer to “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded commitments to borrowers in the aggregate principal amount of $128.7 million and $99.3 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of March 31, 2024, management is not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement;
•
the Administration Agreement;
•
an agreement with the Managing Dealer (the “Managing Dealer Agreement”);
•
Affiliated investments;
•
Co-investment Relief;
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

Recent Developments

See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 11. Subsequent Events” for a summary of recent developments.

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

As of March 31, 2024, 100.00% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$22,224,305	$8,085,099	$14,139,206
Up 200 basis points	14,816,203	5,390,066	9,426,137
Up 100 basis points	7,408,102	2,695,033	4,713,069
Down 100 basis points	(7,408,102)	(2,695,033)	(4,713,069)
Down 200 basis points	(14,816,203)	(5,390,066)	(9,426,137)
Down 300 basis points	(22,224,305)	(8,085,099)	(14,139,206)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 22, 2024, as well as the risk factors set forth in our Post-Effective Amendment No. 2 to our registration statement on Form N-2, filed with the SEC on April 26, 2024.

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

During the three months ended March 31, 2024, there were 22,576 shares and $577,424, net of early repurchase deduction, of common stock repurchased for all classes. During the three months ended March 31, 2023, there were no repurchases of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Note Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Declaration of Trust of the Registrant.(1)
3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.(1)
3.3	Third Amended and Restated Bylaws of the Registrant.(1)
10.1

Revolving Credit and Security Agreement, dated as of May 2, 2024, among Fidelity Private Credit Fund BSPV LLC, as Borrower, the Lenders from time to time parties thereto, BNP Paribas, as Administrative Agent, Fidelity Private Credit Fund, as Equityholder, Fidelity Private Credit Fund, as Investment Advisor, Virtus Group, LP, as Collateral Administrator, and State Street Bank and Trust Company, as Collateral Agent.*(2)

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

* Filed herewith.

(1) Previously filed as an Exhibit to the Fund’s Form 10-K, filed on March 22, 2023.

(2) Schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: May 10, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: May 10, 2024	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909884.101