Form 10-Q
period 2024-06-30
Fidelity Private Credit Fund
filed 2024-08-14
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 12, 2024 was 23,740,188, 6,034 and 418 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates and projections of Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
our ability to maintain our qualification as a regulated investment company ("RIC") and as a business development company (“BDC”) under the Internal Revenue Code of 1986, as amended;
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $883,860,398 and $500,084,317)	$891,217,928	$506,671,142
Non-controlled / affiliate investments (amortized cost $25,613,606 and $24,436,874)	25,822,455	24,795,483
Cash	43,581,947	1,119,639
Foreign cash (cost $0 and $317,490)	—	316,970
Deferred offering costs	—	291,680
Deferred financing costs	6,624,825	3,536,786
Receivables from sales and paydowns of investments	1,849,403	370,912
Interest receivable	13,482,099	7,719,089
Dividend receivable	202,197	190,132
Due from affiliates, net	—	561,250
Prepaid expenses	13,635	34,088
Total Assets	$982,794,489	$545,607,171
Liabilities
Debt	365,000,000	105,848,459
Payable for purchases of securities	12,142,407	28,618,421
Payable for capital shares repurchased	6,920,446	27,140
Distribution payable	4,993,256	3,380,966
Interest payable	1,887,629	633,359
Management fee payable	1,198,148	—
Shareholder servicing fee payable	—	9
Income based incentive fee payable	2,108,026	—
Capital gains incentive fee payable	886,652	868,178
Excise tax payable	—	66,312
Due to affiliates, net	360,535	—
Other accounts payable and accrued liabilities	779,599	376,999
Total Liabilities	$396,276,698	$139,819,843
Commitments and Contingencies (Note 6)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 22,690,013 and 15,724,395 shares issued and outstanding at June 30, 2024 and December 31, 2023 respectively	226,900	157,244
Paid-in-capital in excess of par value	575,858,258	396,598,745
Total distributable earnings (loss)	10,432,633	9,031,339
Total Net Assets	$586,517,791	$405,787,328
Total Liabilities and Net Assets	$982,794,489	$545,607,171

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	June 30, 2024	December 31, 2023
Class I Shares
Net assets	$586,448,217	$405,766,957
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	22,687,321	15,723,605
Net asset value per share	$25.85	$25.81
Class D Shares
Net assets	$10,716	$10,188
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	415	395
Net asset value per share(1)	$25.85	$25.81
Class S Shares
Net assets	$58,858	$10,183
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	2,277	395
Net asset value per share(1)	$25.85	$25.81
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$24,827,760	$4,464,086	$43,688,893	$5,003,838
Dividend income	197,233	—	439,724	—
Other income	253,696	—	363,580	—
From non-controlled / affiliate investments
Dividend income	615,540	211,928	1,211,130	211,928
Total Investment Income	25,894,229	4,676,014	45,703,327	5,215,766
Expenses
Interest expense	6,065,248	870,577	10,064,604	998,236
Management fees	1,749,476	481,257	3,210,454	546,448
Income based incentive fees	2,108,026	442,889	3,785,319	489,804
Capital gains incentive fees	122,376	55,095	18,474	185,262
Distribution and shareholder servicing fees
Class S	56	—	78	—
Class D	7	—	13	—
Administration fees	453,724	124,127	831,925	140,941
Organization expenses	—	—	—	1,163
Amortization of deferred offering costs	—	358,244	291,680	477,659
Board of Trustees’ fees	54,038	84,483	102,546	174,233
Professional fees	200,042	246,349	376,044	643,188
Other general and administrative expenses	415,509	143,461	812,594	233,769
Total Expenses Before Reductions	11,168,502	2,806,482	19,493,731	3,890,703
Expense support	(136,913)	(694,335)	(591,561)	(1,371,853)
Management fees waived	—	(481,257)	—	(546,448)
Income based incentive fees waived	—	(442,889)	—	(489,804)
Net Expenses	11,031,589	1,188,001	18,902,170	1,482,598
Net Investment Income (Loss)	14,862,640	3,488,013	26,801,157	3,733,168
Net Realized and Unrealized Gains (Losses)
Realized gain (loss) on non-controlled / non-affiliate investments	(1,027,112)	—	(1,027,779)	—
Realized gain (loss) on foreign currency transactions	573,792	—	573,792	—
Net realized gain (loss)	(453,320)	—	(453,987)	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments (net of increase in deferred taxes of $298,615 and $0)	1,674,840	351,901	472,090	1,393,238
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(178,332)	88,865	(149,760)	88,865
Net change in unrealized appreciation (depreciation) on foreign currency translation	(366,537)	—	(25,837)	—
Net Change in Unrealized Gains (Losses)	1,129,971	440,766	296,493	1,482,103
Net Realized and Change in Unrealized Gains (Losses)	676,651	440,766	(157,494)	1,482,103
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,539,291	$3,928,779	$26,643,663	$5,215,271

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operations:
Net investment income	$14,862,640	$3,488,013	$26,801,157	$3,733,168
Net realized gain (loss)	(453,320)	—	(453,987)	—
Net change in unrealized appreciation (depreciation)	1,129,971	440,766	296,493	1,482,103
Net increase (decrease) in net assets resulting from operations	15,539,291	3,928,779	26,643,663	5,215,271
Distributions to common shareholders:
Class I	(14,137,117)	(3,724,328)	(25,936,631)	(3,724,328)
Class S	(617)	—	(857)	—
Class D	(262)	—	(517)	—
Net decrease in net assets resulting from distributions	(14,137,996)	(3,724,328)	(25,938,005)	(3,724,328)
Share transactions:
Class I:
Proceeds from shares sold	88,659,304	86,794,592	173,401,943	188,901,900
Distributions reinvested	7,722,148	1,126,903	14,069,401	1,126,903
Repurchased shares, net of early repurchase deduction	(6,918,357)	(50,019)	(7,495,781)	(50,019)
Net increase (decrease) from share transactions	89,463,095	87,871,476	179,975,563	189,978,784
Class S:
Proceeds from shares sold	48,250	—	48,250	—
Distributions reinvested	243	—	480	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) from share transactions	48,493	—	48,730	—
Class D:
Proceeds from shares sold	—	—	—	—
Distributions reinvested	259	—	512	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) from share transactions	259	—	512	—
Total increase (decrease) in net assets	90,913,142	88,075,927	180,730,463	191,469,727
Net assets, beginning of period	495,604,649	103,395,800	405,787,328	2,000
Net assets, end of period	$586,517,791	$191,471,727	$586,517,791	$191,471,727

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$26,643,663	$5,215,271
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(518,909,504)	(195,589,448)
Proceeds from sales of investments and principal repayments	118,997,082	198,832
Realized (gain) loss on investments	1,027,779	—
Realized (gain) loss on foreign currency transactions	(573,792)	—
Net proceeds (payments) from sales (purchases) of short term securities	15,208,974	(1,638,582)
Net change in unrealized (appreciation) depreciation on investments	(620,945)	(1,482,103)
Net change in unrealized (appreciation) depreciation on foreign currency translation	25,837	—
Net accretion of discount and amortization of premium	(1,277,144)	(195,592)
Amortization of deferred financing costs	551,839	268,871
Amortization of deferred offering costs	291,680	359,407
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(1,478,491)	(217,922)
(Increase) decrease in interest receivable	(5,763,010)	(2,415,253)
(Increase) decrease in dividend receivable	(12,065)	(85,790)
(Increase) decrease in due from affiliates, net	561,250	(1,371,853)
(Increase) decrease in prepaid expenses	20,453	—
Increase (decrease) in payable for purchases of securities	(16,476,014)	7,195,283
Increase (decrease) in payable for capital shares repurchased	—	50,019
Increase (decrease) in distribution payable	—	1,550,697
Increase (decrease) in interest payable	1,254,270	6,706
Increase (decrease) in shareholder servicing fee payable	(9)	—
Increase (decrease) in income based incentive fee payable	2,108,026	—
Increase (decrease) in capital gains incentive fee payable	18,474	185,262
Increase (decrease) in accrued board of trustees’ fees	—	16,525
Increase (decrease) in excise tax payable	(66,312)	—
Increase (decrease) in due to affiliates, net	360,535	808,517
Increase (decrease) in management fees payable	1,198,148	—
Increase (decrease) in other accounts payable and accrued liabilities	402,600	413,888
Net Cash Provided by (Used in) Operating Activities	(376,506,676)	(186,727,265)
Cash Flows from Financing Activities:
Payment of financing costs	(3,639,878)	(4,230,565)
Offering costs paid and deferred	—	(8,001)
Proceeds from issuance of Common Shares	173,450,193	188,901,900
Repurchased shares, net of early repurchase deduction paid	(602,475)	(50,019)
Capital distributions	(10,255,322)	(2,597,425)
Proceeds from borrowings	300,000,000	22,000,000
Repayment of borrowings	(40,294,309)	(17,000,000)
Net Cash Provided by (Used in) Financing Activities	418,658,209	187,015,890
Net change in cash	42,151,533	288,625
Effect of foreign currency exchange rates changes on cash	(6,195)	—
Cash as of the beginning of the period	1,436,609	2,000
Cash as of the end of the period	$43,581,947	$290,625
Supplemental information and non-cash financing activities
Non-cash distributions	$14,070,393	$1,126,903
Reinvestment of distributions	$(14,070,393)	$(1,126,903)
Cash paid for excise taxes	$66,312	$—
Cash paid for interest expense	$8,258,495	$722,659

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	11.23%	4/25/2029	8,461,729	$8,292,723	$8,461,729
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/25/2029	-	(40,421)	-
								8,252,302	8,461,729	1.44%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	10.44%	5/3/2029	7,154,455	6,971,370	7,111,528
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.00%	10.42%	5/3/2028	764,942	734,219	754,351
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	10.44%	5/3/2029	1,331,246	1,306,636	1,323,258
Neptune Platform Buyer, LLC (j)(l)(m)	Term Loan	SOFR	+	5.25%	10.58%	1/20/2031	14,677,500	14,470,435	14,618,790
Neptune Platform Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	1/20/2031	-	(30,224)	(17,143)
								23,452,436	23,790,784	4.06%
Air Freight & Logistics
R1 Holdings Merger Sub, LLC (i)(l)(m)	Term Loan	SOFR	+	6.25%	11.59%	12/29/2028	5,339,247	5,170,150	5,328,569
STG Logistics Inc (j)(l)	Term Loan	SOFR	+	6.00%	11.48%	3/24/2028	9,900,000	9,570,992	7,731,900
								14,741,142	13,060,469	2.23%
Application Software
ACP Avenu Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.55%	10/2/2029	17,101,563	16,674,584	17,101,563
ACP Avenu Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.25%	10.57%	10/2/2029	122,500	98,341	122,500
ACP Avenu Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.58%	10/2/2029	3,811,917	3,653,212	3,811,917
ACP Falcon Buyer, Inc. (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.80%	8/1/2029	21,117,437	20,549,401	21,117,437
ACP Falcon Buyer, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	8/1/2029	-	(25,542)	-
Applied Sys Inc (h)(l)	Term Loan	SOFR	+	3.50%	8.83%	2/24/2031	7,481,156	7,489,252	7,560,233
Aptean, Inc. (j)(l)(m)	Term Loan	SOFR	+	5.25%	10.59%	1/30/2031	7,852,600	7,778,767	7,852,600

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Aptean, Inc. (f)(j)(l)	Revolving Credit Facility		-		-	1/30/2031	-	$(6,847)	$-
Aptean, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.59%	1/30/2031	69,068	62,072	69,068
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	7.25%	12.58%	12/9/2029	5,138,234	4,951,345	5,112,543
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	6.75%	12.08%	12/9/2029	27,203,390	26,690,455	27,067,373
Dcert Buyer Inc (h)(l)(n)	Term Loan	SOFR	+	4.00%	9.34%	10/16/2026	4,974,026	4,964,382	4,842,413
DH Corporation/Société DH Pro Buyer, LLC (i)(l)(n)	Term Loan	SOFR	+	7.25%	12.46%	9/13/2029	253,844	249,273	253,844
Finastra USA Inc (i)(l)(n)	Term Loan	SOFR	+	7.25%	12.46%	9/13/2029	10,869,158	10,673,402	10,869,158
MH Sub I LLC (h)(k)(l)(n)	Term Loan	SOFR	+	4.25%	9.59%	5/3/2028	4,974,874	4,936,704	4,979,108
Modena Buyer LLC (h)(l)(n)	Term Loan	SOFR	+	4.50%	9.83%	7/1/2031	2,945,625	2,945,625	2,899,576
Polaris Newco LLC (h)(k)(l)(n)	Term Loan	SOFR	+	4.00%	9.59%	6/2/2028	4,974,425	4,887,805	4,969,599
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.00%	10.34%	9/16/2028	5,107,176	4,956,081	5,107,176
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR	+	7.50%	12.81%	4/5/2029	10,000,000	9,693,105	9,940,000
								131,221,417	133,676,108	22.78%
Asset Management & Custody Banks
GTCR Everest Borrower LLC (h)(l)	Term Loan	SOFR	+	3.00%	8.34%	6/3/2031	1,182,059	1,182,059	1,182,059
								1,182,059	1,182,059	0.20%
Automotive Parts & Equipment
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.23%	6/1/2027	14,850,000	14,504,396	14,285,700
American Trailer Rental Group, LLC (i)	Term Loan	SOFR	+	5.75%	11.23%	6/1/2027	4,962,500	4,861,263	4,773,925
								19,365,659	19,059,625	3.25%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Copperweld Group, Inc. (i)(l)(m)	Term Loan	SOFR	+	6.00%	11.60%	3/31/2026	6,193,577	$6,050,590	$6,131,641
Hunter Douglas Inc (h)(k)(l)(n)	Term Loan	SOFR	+	3.50%	8.84%	2/25/2029	4,974,619	4,947,258	4,926,664
Oscar AcquisitionCo, LLC (h)(k)(l)(n)	Term Loan	SOFR	+	4.25%	9.58%	4/29/2029	4,974,684	4,971,830	4,968,465
								15,969,678	16,026,770	2.74%
Commodity Chemicals
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan		-		-	8/15/2029	-	(70,058)	(52,222)
Soteria Flexibles Corporation (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.83%	8/15/2029	8,753,200	8,556,645	8,683,175
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility		-		-	8/15/2029	-	(21,431)	(8,000)
								8,465,156	8,622,953	1.47%
Construction Materials
White Cap Buyer LLC (h)(l)	Term Loan	SOFR	+	3.25%	8.58%	10/19/2029	305,000	304,238	305,400
								304,238	305,400	0.05%
Data Processing & Outsourced Services
VRC Companies LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.10%	6/29/2027	7,127,833	6,860,960	7,127,833
								6,860,960	7,127,833	1.22%
Diversified Chemicals
Hexion Holdings Corporation (h)(k)(l)(n)	Term Loan	SOFR	+	4.50%	9.98%	3/15/2029	4,974,619	4,825,193	4,961,475
								4,825,193	4,961,475	0.85%
Diversified Financial Services
Clue Opco LLC (h)(j)(l)(n)	Term Loan	SOFR	+	4.50%	9.83%	12/19/2030	4,644,444	4,427,102	4,319,333
								4,427,102	4,319,333	0.74%
Diversified Support Services
Brand Industrial Services Inc (h)(k)(l)(n)	Term Loan	SOFR	+	4.50%	9.83%	8/1/2030	4,975,000	4,978,748	4,988,831
Eversmith Brands Intermediate Holding Company (i)(l)(m)	Term Loan	SOFR	+	5.00%	10.33%	6/17/2030	4,617,630	4,548,641	4,548,365
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan		-		-	6/17/2030	-	(23,907)	(24,050)
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Revolving Credit Facility		-		-	6/17/2030	-	(13,385)	(13,468)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Hobbs & Associates, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	7,157,868	$6,974,572	$7,157,868
Hobbs & Associates, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	8,100,443	7,906,347	8,100,443
Hobbs & Associates, LLC (i)	Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	2,027,407	1,982,582	2,027,407
Hobbs & Associates, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.58%	4/11/2029	5,689,354	5,569,221	5,689,354
Hobbs & Associates, LLC (i)(l)	Term Loan	SOFR	+	5.00%	10.33%	4/11/2029	3,903,317	3,865,843	3,879,898
Hobbs & Associates, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.00%	10.33%	4/11/2029	3,000,044	2,934,648	2,935,477
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	11.73%	12/30/2025	5,653,702	5,554,855	5,529,320
Omnia Partners LLC (h)(l)	Term Loan	SOFR	+	3.25%	8.57%	7/25/2030	7,406,438	7,402,482	7,405,252
Prometric Holdings Inc (h)(i)(l)(n)	Term Loan	SOFR	+	4.75%	10.21%	1/31/2028	3,980,025	3,960,808	4,000,920
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	5.75%	11.25%	12/1/2028	4,925,287	4,787,809	4,925,287
Ruppert Landscape, LLC (f)(j)(l)	Revolving Credit Facility	SOFR	+	5.75%	11.24%	12/1/2028	72,380	67,147	72,380
Ruppert Landscape, LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	12/1/2028	-	(39,223)	-
								60,457,188	61,223,284	10.44%
Education Services
KUEHG Corp (h)(k)(l)	Term Loan	SOFR	+	4.50%	9.83%	6/12/2030	10,443,769	10,076,652	10,476,458
								10,076,652	10,476,458	1.79%
Electrical Components & Equipment
CMI Buyer, Inc. (i)(l)(m)	Term Loan	SOFR	+	6.75%	12.08%	10/20/2028	20,005,950	19,634,089	19,925,926
EDS Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	11.09%	1/10/2029	8,369,683	8,210,313	8,202,289
EDS Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	1/10/2029	-	(14,813)	(15,611)
								27,829,589	28,112,604	4.80%
Environmental & Facilities Services
Pavement Partners Interco, LLC (i)(l)(m)	Term Loan	SOFR	+	6.75%	12.22%	2/7/2028	7,989,322	7,924,364	7,989,322
Pavement Partners Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.75%	12.22%	2/7/2028	1,144,221	1,122,562	1,144,221
Pavement Partners Interco, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	12.22%	2/7/2028	863,239	839,383	863,239
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.22%	2/7/2028	10,396,982	10,129,224	10,396,982
Pavement Partners Interco, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.23%	2/7/2028	595,541	578,464	595,541
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Pavement Partners Interco, LLC (i)(l)(m)	Term Loan	SOFR	+	6.75%	12.08%	2/7/2028	3,442,970	$3,339,852	$3,339,680
								23,933,849	24,328,985	4.15%
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (h)(l)(n)	Term Loan	SOFR	+	4.50%	9.84%	11/15/2030	997,500	995,007	969,071
Discovery Purchaser Corporation (h)(k)(l)(n)	Term Loan	SOFR	+	4.38%	9.68%	10/4/2029	4,975,031	4,963,222	4,961,897
								5,958,229	5,930,968	1.02%
Food Distributors
Midas Foods International, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.33%	4/30/2029	4,025,388	3,946,134	3,944,880
Midas Foods International, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	4/30/2029	-	(116,895)	(120,762)
Midas Foods International, LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/30/2029	-	(38,938)	(40,254)
								3,790,301	3,783,864	0.64%
Food Retail
Cardenas Merger Sub LLC (h)(j)(l)(n)	Term Loan	SOFR	+	6.75%	12.18%	8/1/2029	7,405,779	7,240,934	7,399,632
								7,240,934	7,399,632	1.26%
Health Care Distributors
Gainwell Acquisition Corp (h)(j)(l)(n)	Term Loan	SOFR	+	4.00%	9.43%	10/1/2027	4,974,227	4,919,606	4,810,475
								4,919,606	4,810,475	0.82%
Health Care Facilities
Infusion Services Management, LLC (i)(l)(m)	Term Loan	SOFR	+	6.50%	11.85%	7/7/2028	11,818,611	11,515,234	11,818,611
Infusion Services Management, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	7/7/2028	-	(80,958)	-
Infusion Services Management, LLC (f)(i)(l)	Revolving Credit Facility		-		-	7/7/2028	-	(24,239)	-
								11,410,037	11,818,611	2.02%
Health Care Services
AB Centers Acquisition Corporation (j)(l)	Term Loan	SOFR	+	6.00%	11.44%	9/6/2028	4,933,904	4,732,664	4,933,904

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
AB Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility		-		-	9/6/2028	-	$(50,116)	$-
AB Centers Acquisition Corporation (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.44%	9/6/2028	7,804,655	7,584,820	7,804,655
AB Centers Acquisition Corporation (j)	Term Loan	SOFR	+	6.00%	11.44%	9/6/2028	2,560,345	2,498,048	2,560,345
BeBright MSO, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.10%	6/3/2030	9,336,064	9,242,704	9,242,704
BeBright MSO, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.09%	6/3/2030	578,836	505,026	504,147
BeBright MSO, LLC (f)(i)(l)	Revolving Credit Facility		-		-	6/3/2030	-	(18,444)	(18,672)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)(m)	Term Loan	SOFR	+	6.50%	11.78%	1/3/2029	9,358,358	9,121,808	9,358,358
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)	Term Loan	SOFR	+	6.00%	11.30%	1/3/2029	10,717,395	10,511,375	10,642,373
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)	Delayed Draw Term Loan		-		-	1/3/2029	-	(87,360)	(63,636)
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.50%	12.01%	12/16/2028	4,925,000	4,762,785	4,925,000
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/16/2028	-	(12,956)	-
Houseworks Holdings, LLC (i)	Term Loan	SOFR	+	6.50%	12.00%	12/16/2028	3,038,265	2,957,766	3,038,265
Houseworks Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/16/2028	-	(27,254)	-
Integrated Oncology Network LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.45%	6/24/2025	2,099,145	2,065,474	2,063,460
The Smilist DSO, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	11.33%	4/4/2029	17,136,668	16,765,333	16,931,028
The Smilist DSO, LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/4/2029	-	(19,853)	(11,116)
The Smilist DSO, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	4/4/2029	-	(39,692)	(44,463)
The Smilist DSO, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.33%	4/4/2029	4,066,485	3,973,202	4,010,907
Tiger Healthcare Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	2/27/2030	-	(102,615)	(242,188)
Tiger Healthcare Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	11.33%	2/27/2030	11,221,875	10,980,509	10,941,328
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	2/27/2030	-	(21,221)	(25,000)
VIP Medical US Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	11.19%	12/12/2028	5,530,775	5,404,125	5,486,529
								90,726,128	92,037,928	15.72%
Health Care Supplies
C2DX, Inc (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.59%	3/19/2030	7,614,273	7,503,233	7,576,201

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
C2DX, Inc (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.25%	10.59%	3/19/2030	221,614	$193,333	$211,764
C2DX, Inc (f)(i)(l)	Delayed Draw Term Loan		-		-	3/19/2030	-	(70,606)	(24,624)
								7,625,960	7,763,341	1.33%
Health Care Technology
Athenahealth Group Inc (h)(k)(l)(n)	Term Loan	SOFR	+	3.25%	8.59%	2/15/2029	4,974,619	4,964,498	4,952,880
								4,964,498	4,952,880	0.84%
Home Improvement Retail
LBM Acquisition LLC (h)(j)(l)(n)	Term Loan	SOFR	+	3.75%	9.18%	6/6/2031	4,000,000	3,960,109	3,928,880
								3,960,109	3,928,880	0.67%
Human Resource & Employment Services
Future Care Associates LLC (i)(l)	Term Loan	SOFR	+	5.25%	10.73%	1/27/2029	17,258,552	16,919,598	16,913,381
Future Care Associates LLC (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.73%	1/27/2029	15,000,000	14,704,199	14,700,000
								31,623,797	31,613,381	5.39%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.83%	12/13/2027	24,937,500	24,712,183	24,812,813
Endurance PT Technology Buyer Corporation (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.59%	2/28/2030	18,153,404	17,801,472	18,017,254
Endurance PT Technology Buyer Corporation (f)(i)(l)	Revolving Credit Facility		-		-	2/28/2030	-	(18,922)	(7,500)
Endurance PT Technology Buyer Corporation (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.59%	2/28/2030	15,200,895	14,935,115	14,934,880
Lake Air Products, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.23%	1/9/2029	9,446,326	9,187,616	9,389,648
MoboTrex, LLC (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.84%	6/7/2030	6,910,979	6,773,833	6,772,759
MoboTrex, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	6/7/2030	-	(39,459)	(39,871)
MoboTrex, LLC (f)(i)(l)	Revolving Credit Facility		-		-	6/7/2030	-	(26,299)	(26,581)
								73,325,539	73,853,402	12.59%
Insurance Brokers
Acrisure LLC (h)(l)	Term Loan	SOFR	+	3.50%	8.94%	2/15/2027	4,987,013	4,987,013	4,979,632
Acrisure LLC (h)(l)	Term Loan	SOFR	+	3.25%	8.59%	11/6/2030	9,925,000	9,801,735	9,906,440
Alera Group, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.08%	9/30/2028	440,113	426,392	440,113

The accompanying notes are an integral part of these consolidated financial statement

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Jones Deslauriers Insurance Managment Inc (h)(l)(n)	Term Loan	SOFR	+	3.50%	8.83%	3/15/2030	9,975,000	$9,906,036	$9,970,013
								25,121,176	25,296,198	4.32%
Internet Services & Infrastructure
Constant Contact Inc (h)(j)(l)(n)	Term Loan	SOFR	+	4.00%	9.57%	2/10/2028	987,793	990,181	972,645
Peraton Corp (h)(j)(l)(n)	Term Loan	SOFR	+	3.75%	9.19%	2/1/2028	4,973,735	4,979,419	4,971,646
								5,969,600	5,944,291	1.02%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(j)(l)	Revolving Credit Facility		-		-	11/6/2029	-	(22,346)	-
WCI-BXC Purchaser, LLC (j)(l)(m)	Term Loan	SOFR	+	6.25%	11.59%	11/6/2030	27,275,101	26,634,362	27,275,101
								26,612,016	27,275,101	4.65%
Metal, Glass & Plastic Containers
AOT Packaging Products Acquisitionco LLC (h)(k)(l)	Term Loan	SOFR	+	3.25%	8.71%	3/3/2028	3,989,717	3,977,427	3,979,344
								3,977,427	3,979,344	0.68%
Oil & Gas Refining & Marketing
EG America LLC (h)(k)(l)(n)	Term Loan	SOFR	+	5.50%	11.07%	2/7/2028	7,443,750	7,329,452	7,353,697
								7,329,452	7,353,697	1.25%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	11.33%	10/18/2029	19,726,028	19,273,486	19,478,368
CCI Prime, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	10/18/2029	-	(44,295)	(27,957)
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/18/2029	-	(22,142)	(14,000)
								19,207,049	19,436,411	3.32%
Personal Care Products
Conair Holdings LLC (h)(k)(l)	Term Loan	SOFR	+	3.75%	9.21%	5/17/2028	2,493,590	2,484,297	2,477,706

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
								$2,484,297	$2,477,706	0.42%
Pharmaceuticals
Alcami Corporation (i)(l)(m)	Term Loan	SOFR	+	7.00%	12.49%	12/21/2028	9,875,000	9,505,386	9,875,000
								9,505,386	9,875,000	1.68%
Property & Casualty Insurance
Amynta Agency Borrower Inc (h)(l)(n)	Term Loan	SOFR	+	3.75%	9.09%	2/28/2028	7,000,000	7,000,000	7,010,010
Asurion LLC (h)(l)	Term Loan	SOFR	+	4.00%	9.44%	8/19/2028	4,974,684	4,964,549	4,914,042
Asurion LLC (h)(l)	Term Loan	SOFR	+	4.25%	9.69%	8/19/2028	4,974,811	4,970,498	4,931,978
								16,935,047	16,856,030	2.88%
Research & Consulting Services
Corelogic Inc (h)(k)(l)(n)	Term Loan	SOFR	+	3.50%	8.96%	6/2/2028	4,987,179	4,949,901	4,905,240
								4,949,901	4,905,240	0.84%
Security & Alarm Services
Allied Universal, LLC (h)(k)(l)(n)	Term Loan	SOFR	+	3.75%	9.19%	5/14/2028	5,951,912	5,941,856	5,926,438
								5,941,856	5,926,438	1.01%
Soft Drinks & Non-alcoholic Beverages
Naked Juice LLC (h)(l)(n)	Term Loan	SOFR	+	3.25%	8.69%	1/24/2029	3,989,822	3,882,254	3,693,697
Refresh Buyer, LLC (j)(l)(m)	Term Loan	SOFR	+	5.50%	10.83%	12/23/2028	11,195,518	10,992,545	11,173,127
Refresh Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	12/23/2028	-	(24,670)	(5,626)
								14,850,129	14,861,198	2.53%
Specialized Consumer Services
COP Foundations Acquisitions Inc. (i)(l)	Term Loan	SOFR	+	5.00%	10.34%	5/6/2029	5,866,215	5,764,939	5,763,556
COP Foundations Acquisitions Inc. (f)(i)(l)	Delayed Draw Term Loan		-		-	5/6/2029	-	(62,337)	(128,323)
COP Foundations Acquisitions Inc. (f)(i)(l)	Revolving Credit Facility		-		-	5/6/2029	-	(31,133)	(32,081)
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.93%	11/2/2029	12,507,660	12,219,042	12,144,938
Door Pro Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	11/2/2029	-	(113,716)	(295,577)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	11/2/2029	-	$(75,770)	$(98,526)
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR	+	5.00%	10.33%	6/13/2031	15,560,107	15,404,506	15,404,506
Mustang Prospects Purchaser LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	6/13/2031	-	(18,186)	(36,612)
Mustang Prospects Purchaser LLC (f)(j)(l)	Revolving Credit Facility		-		-	6/13/2031	-	(22,729)	(22,883)
Quick Roofing Acquisition, LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	11.18%	12/22/2029	10,602,459	10,353,430	10,602,459
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/22/2029	-	(22,874)	-
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/22/2029	-	(318,834)	-
SCP WQS Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	11.08%	10/2/2028	7,638,213	7,486,780	7,638,213
SCP WQS Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.08%	10/2/2028	5,173,019	4,832,466	5,173,019
SCP WQS Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.75%	11.08%	10/2/2028	160,000	140,798	160,000
Spin Holdco Inc (h)(j)(l)(n)	Term Loan	SOFR	+	4.00%	9.60%	3/4/2028	4,974,293	4,446,224	4,215,713
USW Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	6.25%	11.68%	11/3/2028	4,925,000	4,789,929	4,688,600
USW Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.68%	11/3/2028	8,621,750	8,449,674	8,095,106
								73,222,209	73,272,108	12.49%
Specialized Finance
WH Borrower LLC (k)(l)	Term Loan	SOFR	+	5.50%	10.82%	2/15/2027	9,924,623	9,504,731	9,726,131
								9,504,731	9,726,131	1.66%
Specialty Chemicals
Aruba Investment Holdings LLC (h)(j)(l)(n)	Term Loan	SOFR	+	4.00%	9.44%	11/24/2027	997,436	990,030	988,289
Herens US Holdco Corp (h)(j)(l)(n)	Term Loan	SOFR	+	3.93%	9.36%	7/3/2028	3,990,000	3,902,372	3,862,121
								4,892,402	4,850,410	0.83%
Systems Software
McAfee Corp (h)(k)(l)(n)	Term Loan	SOFR	+	3.25%	8.58%	3/1/2029	4,987,310	4,981,076	4,975,639
								4,981,076	4,975,639	0.85%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	11.48%	8/22/2028	6,435,000	6,359,615	6,422,130

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Belt Power Holdings LLC (i)	Term Loan	SOFR	+	6.00%	11.48%	8/22/2028	1,729,191	$1,695,051	$1,725,732
Foundation Building Materials Inc (h)(l)	Term Loan	SOFR	+	4.00%	9.33%	1/29/2031	9,975,000	9,954,944	9,916,846
								18,009,610	18,064,708	3.07%
Transaction & Payment Processing Services
MoneyGram International Inc (h)(k)(l)(n)	Term Loan	SOFR	+	4.75%	10.08%	6/3/2030	9,500,000	9,476,715	9,454,875
								9,476,715	9,454,875	1.61%
Total First Lien Debt								869,879,837	877,159,756	149.62%
Second Lien Debt
Property & Casualty Insurance
Asurion LLC (h)(l)	Term Loan	SOFR	+	5.25%	10.71%	1/31/2028	5,000,000	4,842,136	4,638,300
Asurion LLC (h)(l)	Term Loan	SOFR	+	5.25%	10.71%	1/20/2029	5,000,000	4,779,506	4,598,450
								9,621,642	9,236,750	1.57%
Total Second Lien Debt								9,621,642	9,236,750	1.57%
Equity
Diversified Support Services
Air Control Concepts Holdings, L.P (n)(o)	Class A-1 Units						22,007	220,070	759,023
								220,070	759,023	0.13%
Food Distributors
MFI Group Holdings, LLC (o)	Class A Units						201	201,269	201,270
								201,269	201,270	0.03%
Health Care Services
Tiger Healthcare Holdings, LLC (l)(o)	Class A Interest						438,750	562,500	491,400

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$562,500	$491,400	0.08%
Human Resource & Employment Services
FCA Partners LLC (n)(o)	Common Units				200,000	2	2
FCA Partners LLC (n)(o)	Class A Preferred Units				200,000	200,000	124,000
						200,002	124,002	0.02%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (l)(o)	Common Units				464	46,374	80,210
Endurance PT Technology Holdings LLC (l)(o)	Preferred Units				417	417,367	427,070
MoboTrex Ultimate Holdings, LLC (o)	Class A-2 Units				443,011	443,011	443,011
						906,752	950,291	0.16%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (l)(n)(o)	Equity Interest				587,838	588,357	587,838
						588,357	587,838	0.10%
Packaged Foods & Meats
CCI Prime Holdings, LLC (o)	Series A Preferred Units				428	427,914	443,680
						427,914	443,680	0.08%
Specialized Consumer Services
COP Foundations Investment, LLC (l)(o)	Class A Units				366,638	366,638	381,304
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Door Pro Holdings LLC (l)(o)	Equity Interest				340	$339,744	$183,499
Quick Roofing Acquisition, LLC (l)(o)	Class A Interest				426,230	426,230	579,672
						1,132,612	1,144,475	0.20%
Total Equity						4,239,476	4,701,979	0.80%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 5.17% (h)(p)(q)	Investor Class Units				119,443	119,443	119,443
						119,443	119,443	0.02%
Total Money Market Mutual Funds						119,443	119,443	0.02%
Total Investments -- non-controlled/ non-affiliate						883,860,398	891,217,928	152.01%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (h)(l)(n)(g)	Mutual Fund				263,575	25,613,606	25,822,455
						25,613,606	25,822,455	4.40%
Total Fixed Income Mutual Funds						25,613,606	25,822,455	4.40%
Total Investments -- non-controlled/ affiliate						25,613,606	25,822,455	4.40%
Total Investment Portfolio						$909,474,004	$917,040,383	156.41%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), which reset monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Negative fair value is the result of the unfunded commitment being valued below par and/or the capitalized discount on the loan. The unfunded loan commitment may be subject to a commitment termination date and may expire prior to the maturity date stated. See Notes to Financial Statements for more information on the Fund's unfunded commitments.
(g)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the Fund's financial statements are available on the SEC's website or upon request.
(h)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(i)
The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(j)
The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(k)
The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.

The accompanying notes are an integral part of these consolidated financial statements

(m)
Security or portion of the security is pledged as collateral for BNP Lending Facility.
(n)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2024, non-qualifying assets amounted to $179,595,562 which represents 18.3% of total assets as calculated in accordance with regulatory requirements.
(o)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $4,701,979 or 0.8% of net assets.

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P	4/11/2023	$220,070
CCI Prime Holdings, LLC	10/18/2023	$427,914
COP Foundations Investment, LLC	4/14/2024	$366,638
Door Pro Holdings LLC	11/2/2023	$339,744
Endurance PT Technology Holdings LLC	2/29/2024	$46,374
Endurance PT Technology Holdings LLC	2/29/2024	$417,367
FCA Partners LLC	4/17/2023	$2
FCA Partners LLC	4/17/2023	$200,000
MFI Group Holdings, LLC	4/8/2024	$201,270
MoboTrex Ultimate Holdings, LLC	6/7/2024	$443,011
Quick Roofing Acquisition, LLC	12/22/2023	$426,230
Tiger Healthcare Holdings, LLC	2/27/2024	$562,500
WCI-BXC Investment Holdings LP	11/6/2023	$588,357

(p)
The rate quoted is the annualized seven-day yield of the fund at period end.
(q)
Security is classified as a short-term security.

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

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.54%	11/2/2029	12,570,513	$12,260,010	$12,256,250
Door Pro Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	11/2/2029	-	(124,186)	(254,808)
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	11/2/2029	-	(82,709)	(84,936)
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.21%	12/22/2029	10,655,738	10,389,935	10,389,344
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/22/2029	-	(24,888)	(25,000)
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	12/22/2029	-	(346,420)	(347,951)
SCP WQS Buyer, LLC (i)(l)	Term Loan	SOFR	+	5.75%	11.10%	10/2/2028	7,676,596	7,508,567	7,538,417
SCP WQS Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.10%	10/2/2028	3,164,894	2,784,807	2,845,872
SCP WQS Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/2/2028	-	(21,422)	(18,000)
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.25%	10.60%	12/15/2028	4,950,000	4,809,404	4,920,300
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.75%	11.10%	12/15/2028	5,970,000	5,830,442	5,958,060
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	SOFR	+	5.50%	10.85%	12/15/2028	2,743,125	2,690,188	2,737,639
Senske Lawn and Tree Care, LLC (j)(l)	Term Loan	CDOR	+	5.50%	10.93%	12/15/2028	21,000,000	15,532,010	15,531,489
USW Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.25%	11.82%	11/3/2028	4,950,000	4,801,007	4,841,100
USW Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	11.72%	11/3/2028	5,650,000	5,487,134	5,408,000
								71,493,879	71,695,776	17.66%
Specialized Finance
WH Borrower LLC (k)(l)	Term Loan	SOFR	+	5.50%	10.89%	2/15/2027	9,974,874	9,484,735	9,925,000
								9,484,735	9,925,000	2.45%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR	+	5.50%	11.00%	8/22/2028	6,467,500	6,382,563	6,441,630
								6,382,563	6,441,630	1.59%
Total First Lien Debt								482,753,585	489,101,899	120.52%

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of June 30, 2024 and December 31, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund estimates tax liabilities for certain of the Fund’s investments held through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The tax liability may differ materially depending on conditions when these investments earn income or are disposed. The estimated tax liability of $298,615 and $0 as of June 30, 2024, and December 31, 2023, respectively, is included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities. For the three and six months ended June 30, 2024, an increase in estimated tax liability of $298,615 is included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. For the three and six months ended June 30, 2023, there was no estimated tax liability.

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

For the six months ended June 30, 2024 and for the period from inception to June 30, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

As of June 30, 2024 and December 31, 2023, $0 and $66,312, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities.

Deferred Financing Costs

The Fund records costs related to issuance of revolving credit facilities as deferred financing costs on the consolidated statements of assets and liabilities. These costs are deferred and amortized using the straight-line method through interest expense on the consolidated statements of operations over the life of the related credit facility.

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

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings include trades executed through the end of the last business day of the period. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method and is recorded within net realized gain (loss) on investments on the consolidated statements of operations.

Interest Income

Interest income is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

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

Non-Accrual Policy

Debt obligations may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of June 30, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

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

Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation/(depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is included in realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

New Accounting Pronouncements

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

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund had operations, net assets was measured as the beginning net assets as of the date on which the Fund broke escrow, which was March 13, 2023. Fees payable for any partial period are appropriately prorated.

The Adviser agreed to waive the management fee for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. On August 9, 2023, the Adviser agreed to extend the waiver of the Fund's management fee until December 31, 2023.

For the three and six months ended June 30, 2024, management fees earned were $1,749,476 and $3,210,454, respectively, and there were no management fees waived. For the three and six months ended June 30, 2023, management fees earned were $481,257 and $546,448, respectively. All management fees incurred in the six months ended June 30, 2023 were voluntarily waived by the Adviser.

As of June 30, 2024 and December 31, 2023, $1,198,148 and $0, respectively, were payable to the Adviser for management fees.

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

The Fund will pay the Adviser an income based incentive fee quarterly in arrears with respect to the Fund’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser agreed to waive the incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. For the three and six months ended June 30, 2024, incentive fees based on income were $2,108,026 and $3,785,319, respectively. For the three and six months ended June 30, 2023, incentive fees based on income were $442,889 and $489,804, respectively. All incentive fees based on income incurred in 2023 were voluntarily waived by the Adviser.

As of June 30, 2024 and December 31, 2023, $2,108,026 and $0, respectively, were payable to the Adviser for incentive fees based on income.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2024, $122,376 and $18,474, respectively, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations. For the three and six months ended June 30, 2023 $55,095 and $185,262, respectively, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, $886,652 and $868,178, respectively, related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities, none of which is payable under the Advisory Agreement.

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

For the three and six months ended June 30, 2024, the Fund incurred $453,724 and $831,925, respectively, in expenses under the Administration Agreement, which were recorded as Administration Fees on the consolidated statements of operations. For the three and six months ended June 30, 2023, the Fund incurred $124,127 and $140,941, respectively, in expenses under the Administration Agreement, pro-rated for the period March 13 (commencement of operations) through June 30, 2023, which were recorded as Administration Fees on the consolidated statements of operations.

As of June 30, 2024, $310,669 was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, $109,398 was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

Transfer Agent Agreement

The Fund has entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC receives an asset-based fee with respect to each class of Common Shares. Each class pays a fee for transfer agent services equal to 0.0125% (0.15% on an annualized basis) of class-level net assets as of the end of the last business day of the month. Such fees are payable in arrears.

For the three and six months ended June 30, 2024, the Fund incurred $212,696 and $389,978, respectively, for transfer agency services which were recorded in other general and administrative expenses. For the three and six months ended June 30, 2023, the Fund incurred $58,185 and $66,066, respectively, of fees were incurred for transfer agency services, pro-rated for the period March 13 (commencement of operations) through June 30, 2023, and are recorded in other general and administrative expenses.

As of June 30, 2024, $145,626 was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, $51,238 was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2024, the Fund incurred distribution and shareholder servicing fees for Class S of $56 and $78, respectively. For the three and six months ended June 30, 2024 the Fund incurred distribution and shareholder servicing fees for Class D of $7 and $13, respectively. For the three and six months ended June 30, 2023, the Fund did not incur any distribution and shareholder servicing fees for Class S and Class D.

As of June 30, 2024 and December 31, 2023 there was $0 and $9, respectively, payable and recorded in due to affiliates, net and shareholder servicing fee payable, respectively, in the consolidated statements of assets and liabilities.

Affiliate Ownership

As of June 30, 2024, an affiliate of the Adviser held 415 shares (100%) and 415 shares (18%) of the Fund’s Class D Common Shares and Class S Common Shares, respectively.

As of December 31, 2023, an affiliate of the Adviser held 395 shares (100%) and 395 shares (100%) of the Fund’s Class D Common Shares and Class S Common Shares, respectively.

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

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s commencement of operations:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
March 31, 2024	454,648	—	—	*
June 30, 2024	136,913	—	—	*
Total	$3,983,905	$—	$—

* Unreimbursed expense support incurred for these periods have been waived and are not eligible for reimbursement.

Administrative Agent Expense Allocation Agreement

Fidelity Direct Lending LLC (“FDL”), an affiliate of the Fund, acts as administrative agent for certain of the Fund’s loan investments. As an administrative agent, FDL is responsible for performing loan administrative services on behalf of borrowers and lenders and is entitled to fees for those services. FDL does not retain fees from portfolio companies for providing services with respect to loans in which the Fund has invested. Pursuant to the Amended and Restated Administrative Agent Expense Allocation Agreement (the “Agent Allocation Agreement”), all fees earned and expenses incurred by FDL are transferred pro rata to the Fund and other affiliated funds based on the amounts the funds invested or committed, provided that those expenses shall not exceed the fees received by the Fund by FDL. Any income received or expense incurred is included in Other income or Other general and administrative expenses, respectively, in the consolidated statements of operations.

Affiliated Investments

The table below presents the Fund’s affiliated investments as of June 30, 2024:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of June 30, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$24,795,483	$1,176,732	$—	$(149,760)	$—	$25,822,455	$1,211,130
Total	$24,795,483	$1,176,732	$—	$(149,760)	$—	$25,822,455	$1,211,130

The table below presents the Fund’s affiliated investments as of December 31, 2023:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$—	$24,436,874	$—	$358,609	$—	$24,795,483	$949,591
Fidelity Investments Money Market Government Portfolio Class I	—	124,323,429	(124,323,429)	—	—	—	179,725
Total	$—	$148,760,303	$(124,323,429)	$358,609	$—	$24,795,483	$1,129,316

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

Due to/from Affiliates

As of June 30, 2024, the Fund owed a net amount of $360,535 to various affiliates, including $456,348 for expenses paid for administration fees and transfer agent fees and $95,813 to be received for expense reimbursements. These amounts are included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, the Fund was owed a net amount of $561,250, including $622,620 for expenses paid for administration fees, distribution fees and transfer agent fees and $1,183,870 to be received for expense reimbursements. These amounts are included in due from affiliates, net in the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$869,879,837	$877,159,756	95.7%	$482,753,585	$489,101,899	92.0%
Total Second Lien Debt	9,621,642	9,236,750	1.0%	—	—	0.0%
Total Equity	4,239,476	4,701,979	0.5%	2,002,315	2,240,826	0.4%
Total Mutual Funds	25,733,049	25,941,898	2.8%	39,765,291	40,123,900	7.6%
Total Investment Portfolio	$909,474,004	$917,040,383	100.0%	$524,521,191	$531,466,625	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Application Software	14.7%	19.4%
Health Care Services	10.2%	6.4%
Industrial Machinery & Supplies & Components	8.3%	1.8%
Specialized Consumer Services	8.2%	13.2%
Diversified Support Services	6.8%	8.0%
Human Resource & Employment Services	3.5%	0.0%
Electrical Components & Equipment	3.1%	0.0%
Life Sciences Tools & Services	3.0%	5.2%
Insurance Brokers	2.8%	3.8%
Mutual Funds	2.8%	7.6%
Property & Casualty Insurance	2.8%	0.0%
Environmental & Facilities Services	2.7%	3.7%
Aerospace & Defense	2.6%	1.7%
Packaged Foods & Meats	2.2%	3.7%
Automotive Parts & Equipment	2.1%	3.7%
Trading Companies & Distributors	2.0%	1.2%
Building Products	1.7%	1.2%
Soft Drinks & Non-Alcoholic Beverages	1.6%	2.1%
Air Freight & Logistics	1.4%	2.8%
Health Care Facilities	1.3%	2.4%
Education Services	1.1%	1.4%
Pharmaceuticals	1.1%	1.9%
Specialized Finance	1.1%	1.9%
Transaction & Payment Processing Services	1.0%	0.0%
Advertising	0.9%	1.6%
Commodity Chemicals	0.9%	1.6%
Data Processing & Outsourced Services	0.8%	0.0%
Food Retail	0.8%	1.4%
Health Care Supplies	0.8%	0.0%
Oil & Gas Refining & Marketing	0.8%	1.4%
Fertilizers & Agricultural Chemicals	0.6%	0.0%
Internet Services & Infrastructure	0.6%	0.0%
Security & Alarm Services	0.6%	0.0%
Diversified Chemicals	0.5%	0.0%
Diversified Financial Services	0.5%	0.9%
Health Care Distributors	0.5%	0.0%
Health Care Technology	0.5%	0.0%
Research & Consulting Services	0.5%	0.0%
Specialty Chemicals	0.5%	0.0%
Systems Software	0.5%	0.0%
Food Distributors	0.4%	0.0%
Home Improvement Retail	0.4%	0.0%
Metal, Glass & Plastic Containers	0.4%	0.0%
Personal Care Products	0.3%	0.0%
Asset Management & Custody Banks	0.1%	0.0%
Construction Materials	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$873,667,539	95.3%	149.0%	$489,333,017	92.1%	120.6%
Australia	32,179,916	3.5%	5.5%	31,851,963	6.0%	7.8%
Canada	10,223,857	1.1%	1.7%	10,281,645	1.9%	2.5%
Luxembourg	969,071	0.1%	0.2%	—	0.0%	0.0%
Total	$917,040,383	100.0%	156.4%	$531,466,625	100.0%	130.9%

As of June 30, 2024 and December 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of June 30, 2024 and December 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$209,214,632	$667,945,124	$877,159,756
Second lien debt	—	9,236,750	—	9,236,750
Equity investments	—	—	4,701,979	4,701,979
Mutual Funds	25,941,898	—	—	25,941,898
Total Investments	$25,941,898	$218,451,382	$672,647,103	$917,040,383

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$63,355,799	$425,746,100	$489,101,899
Second lien debt	—	—	—	—
Equity investments	—	—	2,240,826	2,240,826
Mutual Funds	40,123,900	—	—	40,123,900
Total Investments	$40,123,900	$63,355,799	$427,986,926	$531,466,625

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$2,240,826	$427,986,926
Purchases of investments	349,793,514	2,237,161	352,030,675
Proceeds from principal repayments and sales of investments	(110,113,669)	—	(110,113,669)
Accretion of discount/ amortization of premium	1,050,078	—	1,050,078
Net realized gain (loss)	(244,920)	—	(244,920)
Net change in unrealized appreciation (depreciation)	1,714,021	223,992	1,938,013
Fair value, end of period	$667,945,124	$4,701,979	$672,647,103
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024	$1,989,614	$223,992	$2,213,606

	Six Months Ended June 30, 2023
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	160,111,422	220,070	160,331,492
Proceeds from principal repayments and sales of investments	(427,574)	—	(427,574)
Accretion of discount/ amortization of premium	232,064	—	232,064
Net change in unrealized appreciation (depreciation)	947,294	4,622	951,916
Fair value, end of period	$160,863,206	$224,692	$161,087,898
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$947,294	$4,622	$951,916

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

The following provides information on Level 3 securities held by the Fund that were valued at June 30, 2024 and December 31, 2023 based on unobservable inputs:

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$667,945,124	Market approach	Transaction price	$98.00	$99.25	$98.57	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	9.80	9.80	9.80	Increase
		Discounted cash flow	Yield	8.8%	13.8%	10.6%	Decrease
		Indicative market price	Evaluated bid	$98.00	$98.00	$98.00	Increase
Equities	4,701,979	Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	3.80	17.50	9.80	Increase
Total	$672,647,103

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$425,746,100	Market approach	Transaction price	$73.96	$97.50	$83.19	Increase
		Indicative market price	Evaluated bid	$97.00	$99.50	$99.09	Increase
		Discounted cash flow	Yield	9.4%	13.0%	10.9%	Decrease
Equities	2,240,826	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	7.50	17.50	11.60	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$427,986,926

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2024 and December 31, 2023, approximates fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedule of investments, and changes in those fair values are recorded in the change in net unrealized appreciation (depreciation) on investments on the consolidated statements of operations. The following table details the unfunded loan commitments at June 30, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$2,068,966
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	2,482,759
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	877,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,260,105
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	1,350,132
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	6,890,015
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	1,000,309
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
COP Foundations Acquisitions Inc.	Delayed Draw Term Loan	5/6/2029	7,332,769
COP Foundations Acquisitions Inc.	Revolving Credit Facility	5/6/2029	1,833,192
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,206,687
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	9,090,909
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	7,760,982
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	510,204
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571

At June 30, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First Lien Debt
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,000,000
Midas Foods International, LLC	Delayed Draw Term Loan	4/30/2029	6,038,082
Midas Foods International, LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Delayed Draw Term Loan	6/7/2030	3,987,103
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	1,329,034
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	3,661,202
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	4,285,714
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	517,943
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	13,918,033
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	289,520
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	5,428,489
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	12,532,979
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	840,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	3,705,226
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	565,047
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	9,687,500
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	2,350,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	12,866,667
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$191,146,979

The following table details the unfunded loan commitments at December 31, 2023:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$2,068,966
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	6,724,138
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	9,312,500
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	1,000,000
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,701,321
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	733,333
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	2,185,718
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	510,204
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	4,969
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
Omnia Partners LLC	Delayed Draw Term Loan	7/25/2030	637,604
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	753,769
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	13,918,033
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	14,558,511
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,000,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	5,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$99,264,288

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Fund’s asset coverage was 261% and 483%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2024 were $287,374,923 and 7.28% and $242,835,593 and 7.29%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2023 were $17,569,231 and 6.91% and $17,068,493 and 6.90%, respectively. The Fund’s outstanding borrowings at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$330,000,000	$330,000,000
BSPV Facility	250,000,000	35,000,000	35,000,000
Total	$750,000,000	$365,000,000	$365,000,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
(1)
Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Fund had borrowings denominated in CAD of $21 million, translated to USD of $15.8 million. In connection with the preparation of the Fund’s financial statements for the quarter ended March 31, 2024, the reported amount of $481 million of Aggregate Principal Committed for the year ended December 31, 2023, was revised to $460 million of Aggregate Principal Committed, noted above, to correct the prior disclosure.

For the three and six months ended June 30, 2024 and 2023 the components of interest expense were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$5,589,634	$214,653
Facility unused fees	169,706	424,396
Amortization of financing costs	305,908	231,528
Total Interest Expense	$6,065,248	$870,577

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$9,089,362	$234,177
Facility unused fees	423,403	495,188
Amortization of financing costs	551,839	268,871
Total Interest Expense	$10,064,604	$998,236

Revolving Credit Facilities

On March 17, 2023, the Fund entered into a senior secured revolving credit facility (“JPMorgan Lending Facility”) with JPMorgan Chase Bank, NA (“JPM”) and the lender parties. JPM serves as administrative agent and collateral agent under the JPMorgan Lending Facility.

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

The initial principal commitment amount of the Facility was $460 million. On June 13, 2024, the Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $500 million. The principal commitment amount is subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1 billion, subject to the satisfaction of certain conditions.

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

The Fund had $330,000,000 and $105,848,459 outstanding on the JPMorgan Lending Facility as of June 30, 2024 and December 31, 2023, respectively. Under the JPMorgan Lending Facility, the Company is permitted to borrow in USD or certain other currencies. As of June 30, 2024 and December 31, 2023, the Company had borrowings denominated in the following non-USD currencies: Canadian Dollars (CAD) $0 and $15,848,459, respectively. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. For the three and six months ended June 30, 2024, $371,512 and $26,357, of change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation in the Fund’s consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund had a net realized gain due to foreign exchange rates of $580,507 due to repayment of outstanding borrowings denominated in foreign currencies under the JPMorgan Lending Facility recorded in realized gain (loss) on foreign currency transactions.

Fidelity Private Credit Fund BSPV LLC

On May 2, 2024, Fidelity Private Credit Fund BSPV LLC (the “BSPV”), a wholly-owned subsidiary of the Fund, entered into a revolving credit facility (the “BSPV Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and Virtus Group, LP serves as collateral administrator under the BSPV Facility.

The principal commitment amount under the BSPV Facility is $250 million, subject to availability under the borrowing base, which is based on the BSPV’s portfolio investments and outstanding indebtedness, subject to the satisfaction of certain conditions. Proceeds from borrowings under the credit facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted. The Fund can draw on the BSPV Facility until May 2, 2027, and the facility will mature on May 2, 2029. During the period from May 3, 2027 to May 2, 2029, the Fund will be obligated to make equal monthly payments such that the final monthly payment renders the loan fully paid.

Advances under the BSPV Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.55% per annum prior to May 2, 2027 and 3.05% per annum subsequent to May 2, 2027. The BSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the BSPV Facility.

In connection with the BSPV Facility, the BSPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BSPV Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, the lender under BSPV Facility may declare the outstanding advances and all other obligations under the BSPV Facility immediately due and payable. The BSPV Facility is secured by a first-priority interest in substantially all of the portfolio investments held by the BSPV, subject to certain exceptions.

The BSPV had $35,000,000 outstanding on the BSPV Facility as of June 30, 2024. There was no balance outstanding as of December 31, 2023.

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,431,569	$88,659,304	6,709,773	$173,401,943
Share transfers between classes	—	—	—	—
Distributions reinvested	298,681	7,722,148	544,209	14,069,401
Share repurchases	(267,690)	(6,920,455)	(290,266)	(7,502,429)
Early repurchase deduction	—	2,098	—	6,648
Net increase (decrease)	3,462,560	$89,463,095	6,963,716	$179,975,563
CLASS S
Subscriptions	1,863	48,250	1,863	48,250
Share transfers between classes	—	—	—	—
Distributions reinvested	10	243	19	480
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	1,873	$48,493	1,882	$48,730
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	259	20	512
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$259	20	$512
Total net increase (decrease)	3,464,444	$89,511,847	6,965,618	$180,024,805

The following table summarizes transactions in Common Shares the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,435,378	$86,794,592	7,519,670	$188,901,900
Share transfers between classes	—	—	—	—
Distributions reinvested	44,626	1,126,903	44,626	1,126,903
Share repurchases	(2,049)	(51,039)	(2,049)	(51,039)
Early repurchase deduction	—	1,020	—	1,020
Net increase (decrease)	3,477,955	$87,871,476	7,562,247	$189,978,784

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the six months ended June 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78
April 30, 2024	25.84	25.84	25.84
May 31, 2024	25.89	25.89	25.89
June 30, 2024	25.85	25.85	25.85

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
March 31, 2023	$25.31	$—	$—
April 30, 2023	25.27	—	—
May 31, 2023	25.24	—	—
June 30, 2023	25.32	—	—

Distributions and Distribution Reinvestment

For the six months ended June 30, 2024 the Fund made distributions as detailed in the table below:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
			$1.3050	$25,936,631

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
			$1.1954	$857

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
			$1.2727	$517

For the six months ended June 30, 2023 the Fund made distributions as detailed in the table below.

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
			$0.6100	$3,724,328

For the three and six months ended June 30, 2023 there were no Class S or Class D distributions.

Character of Distributions

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.31	$25,936,631	$1.20	$857	$1.27	$517
Net realized gains	—	—	—	—	—	—
Total	$1.31	$25,936,631	$1.20	$857	$1.27	$517

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2023.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.61	$3,724,328	$—	$—	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$0.61	$3,724,328	$—	$—	$—	$—

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

The following table summarizes the share repurchases completed during the three and six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

The following table summarizes the share repurchases completed during the three and six months ended June 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30, 2024
	Class I	Class S	Class D
Per Share Activity
Net asset value, beginning of period	$25.81	$25.81	$25.81
Net investment income (loss) A	1.35	1.25	1.32
Net realized and unrealized gain (loss) A	—	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations	1.35	1.24	1.31
Distributions	(1.31)	(1.20)	(1.27)
Net asset value, end of period	$25.85	$25.85	$25.85
Total return B	5.32%	4.88%	5.19%
Ratios to Average Net Assets: C,G
Net investment income (loss) D	11.27%	10.42%	11.02%
Expenses, gross D	6.84%	7.69%	7.09%
Expenses, net of waivers D,E	6.67%	7.52%	6.92%
Portfolio turnover F	15.15%	15.15%	15.15%
Supplemental Data:
Expenses, net of waivers, excluding interest expense D,E,G	2.72%	3.57%	2.97%
Expenses, net of waivers, excluding management and incentive fees and interest expense D,E,G	0.72%	1.57%	0.97%

	Six Months Ended June 30, 2023
	Class I	Class S	Class D
Per Share Activity
Net asset value, beginning of period	$25.00	$—	$—
Net investment income (loss) A	0.67	—	—
Net realized and unrealized gain (loss) A	0.26	—	—
Net increase (decrease) in net assets resulting from operations	0.93	—	—
Distributions	(0.61)	—	—
Net asset value, end of period	$25.32	$—	$—
Total return B	3.74%	—%	—%
Ratios to Average Net Assets: C,G
Net investment income (loss) D	9.06%	—%	—%
Expenses, gross D	8.02%	—%	—%
Expenses, net of waivers D,E	3.18%	—%	—%
Portfolio turnover F,G	0.13%	—%	—%
Supplemental Data:
Expenses, net of waivers, excluding interest expense D,E,G	0.83%	—%	—%
Expenses, net of waivers, excluding management and incentive fees and interest expense D,E,G	0.70%	—%	—%

A. Calculated based on weighted average shares outstanding during the period.

B. Total returns of less than 1 year are not annualized.

C. Expense ratios reflect operating expenses of the Fund.

D. For the six months ended June 30, 2024 and 2023, amounts are annualized except for incentive fees, escrow fees, and organizational costs.

E. Waivers include expense support, management fees waived and income based incentive fees waived.

F. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the weighted average fair value of the portfolio securities, excluding short-term securities.

G. Annualized.

Note 10. Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to June 30, 2024, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s financial statements except as disclosed below.

Subscriptions

The Fund received $27.3 million of net proceeds from the issuance of Class I, Class D, and Class S shares for subscriptions effective July 1, 2024, including $2.8 million of shares purchased through the dividend reinvestment plan.

The Fund received $26.3 million of net proceeds from the issuance of Class I, Class D, and Class S shares for subscriptions effective August 1, 2024, not including any shares purchased through the dividend reinvestment plan.

Distributions

On July 29, 2024, the Fund declared net distributions of $0.1750 per Class I share, $0.1564 per Class S share, and $0.1695 per Class D share, all of which are payable to shareholders of record as of the open of business on July 31, 2024, and will be paid on or about August 30, 2024.

Additionally, on July 29, 2024, the Fund declared variable supplemental distributions for Class I, Class S, and Class D common shares in the amount of $0.0425 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on July 31, 2024 and will be paid on or about August 30, 2024.

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

Overview

The Fund is an externally managed, non-diversified closed-end management investment company formed as a Delaware statutory trust on March 23, 2022 that has elected to be treated as a BDC under the 1940 Act. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. The Fund intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay FDS for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Fund is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Fund uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s NAV per share.

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

Key Components of Our Results of Operations

Investments

The Fund focuses primarily on directly originated loans to private companies but will also invest in liquid credit investments, such as broadly syndicated loans. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues

The Fund generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest predominantly at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts (“OIDs”) and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. We will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on our behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on Other Operating Expenses described below.

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Expense Support Agreement with our Adviser. Pursuant to the Expense Support Agreement, for the twelve month period commencing the date of Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. We will be obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

As of March 13 (commencement of operations), 2023, FDS voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund. For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

For the six months ended June 30, 2024, we acquired $518.9 million of investments at amortized cost and a principal amount of $99.7 million of unfunded commitments.

For the six months ended June 30, 2023, we acquired $197.2 million of investments at amortized cost and a principal amount of $23.5 million of unfunded commitments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$524,521,191	$—
New investments purchased	518,909,504	197,228,030
Net purchases (sales) of short-term investments	(15,208,974)	—
Net accretion of discount on investments	1,277,144	195,592
Net realized gain (loss) on investments	(1,027,779)	—
Investments sold or repaid	(118,997,082)	(198,832)
Total Investments, End of Period	$909,474,004	$197,224,790

Number of portfolio companies	110	26
Weighted average yield on debt, at amortized cost(1)	10.85%	11.62%
Weighted average yield on debt, at fair value(2)	10.87%	11.53%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

(1) Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each investment. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of debt investments.

(2) Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each investment. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of debt investments.

Our investments consisted of the following:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Total First Lien Debt	$869,879,837	$877,159,756	95.7%	$482,753,585	$489,101,899	92.0%
Total Second Lien Debt	9,621,642	9,236,750	1.0%	—	—	0.0%
Total Equity	4,239,476	4,701,979	0.5%	2,002,315	2,240,826	0.4%
Total Mutual Funds	25,733,049	25,941,898	2.8%	39,765,291	40,123,900	7.6%
Total Investment Portfolio	$909,474,004	$917,040,383	100.0%	$524,521,191	$531,466,625	100.0%

As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Application Software	14.7%	19.4%
Health Care Services	10.2%	6.4%
Industrial Machinery & Supplies & Components	8.3%	1.8%
Specialized Consumer Services	8.2%	13.2%
Diversified Support Services	6.8%	8.0%
Human Resource & Employment Services	3.5%	0.0%
Electrical Components & Equipment	3.1%	0.0%
Life Sciences Tools & Services	3.0%	5.2%
Insurance Brokers	2.8%	3.8%
Mutual Funds	2.8%	7.6%
Property & Casualty Insurance	2.8%	0.0%
Environmental & Facilities Services	2.7%	3.7%
Aerospace & Defense	2.6%	1.7%
Packaged Foods & Meats	2.2%	3.7%
Automotive Parts & Equipment	2.1%	3.7%
Trading Companies & Distributors	2.0%	1.2%
Building Products	1.7%	1.2%
Soft Drinks & Non-Alcoholic Beverages	1.6%	2.1%
Air Freight & Logistics	1.4%	2.8%
Health Care Facilities	1.3%	2.4%
Education Services	1.1%	1.4%
Pharmaceuticals	1.1%	1.9%
Specialized Finance	1.1%	1.9%
Transaction & Payment Processing Services	1.0%	0.0%
Advertising	0.9%	1.6%
Commodity Chemicals	0.9%	1.6%
Data Processing & Outsourced Services	0.8%	0.0%
Food Retail	0.8%	1.4%
Health Care Supplies	0.8%	0.0%
Oil & Gas Refining & Marketing	0.8%	1.4%
Fertilizers & Agricultural Chemicals	0.6%	0.0%
Internet Services & Infrastructure	0.6%	0.0%
Security & Alarm Services	0.6%	0.0%
Diversified Chemicals	0.5%	0.0%
Diversified Financial Services	0.5%	0.9%
Health Care Distributors	0.5%	0.0%
Health Care Technology	0.5%	0.0%
Research & Consulting Services	0.5%	0.0%
Specialty Chemicals	0.5%	0.0%
Systems Software	0.5%	0.0%
Food Distributors	0.4%	0.0%
Home Improvement Retail	0.4%	0.0%
Metal, Glass & Plastic Containers	0.4%	0.0%
Personal Care Products	0.3%	0.0%
Asset Management & Custody Banks	0.1%	0.0%
Construction Materials	0.0%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$873,667,539	95.3%	149.0%	$489,333,017	92.1%	120.6%
Australia	32,179,916	3.5%	5.5%	31,851,963	6.0%	7.8%
Canada	10,223,857	1.1%	1.7%	10,281,645	1.9%	2.5%
Luxembourg	969,071	0.1%	0.2%	—	0.0%	0.0%
Total	$917,040,383	100.0%	156.4%	$531,466,625	100.0%	130.9%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of June 30, 2024 and December 31, 2023:

Rating	June 30, 2024	December 31, 2023
1	—	—
2	$874,448,893	$489,101,899
3	11,947,613	—
4	—	—
5	—	—
Total	$886,396,506	$489,101,899

Results of Operations

The following table represents the operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$25,894,229	$4,676,014	$45,703,327	$5,215,766
Net expenses	11,031,589	1,188,001	18,902,170	1,482,598
Net investment income (loss)	14,862,640	3,488,013	26,801,157	3,733,168
Net realized gain (loss)	(453,320)	—	(453,987)	—
Net change in unrealized gains (losses)	1,129,971	440,766	296,493	1,482,103
Net increase (decrease) in net assets resulting from operations	$15,539,291	$3,928,779	$26,643,663	$5,215,271

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$24,827,760	$4,464,086	$43,688,893	$5,003,838
Dividend income	812,773	211,928	1,650,854	211,928
Other income	253,696	—	363,580	—
Total Investment Income	$25,894,229	$4,676,014	$45,703,327	$5,215,766

For the three and six months ended June 30, 2024, total investment income was $25.9 million and $45.7 million, respectively, driven by the combination of our deployment of capital and the performance of the investment portfolio. The size of our investment portfolio at fair value was $917.0 million at June 30, 2024 and our weighted average yield on debt, at fair value, was 10.87%. For the three and six months ended June 30, 2023, total investment income was $4.7 million and $5.2 million, respectively, driven by our deployment of capital during the year. The size of our investment portfolio at fair value was $198.7 million at June 30, 2023 and our weighted average yield on debt, at fair value, was 11.53%.

The interest rate environment was stable during the quarter as evidenced by SOFR remaining within a tight range around 5.30%. During this same timeframe spreads in the lower and core middle market, our primary area of focus, modestly compressed 50 to 100 bps from levels seen roughly a year ago. As a result, the weighted average yields on debt are slightly lower than prior periods though our investment income continued to grow due to the significant, continued growth of the Fund’s portfolio.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$6,065,248	$870,577	$10,064,604	$998,236
Management fees	1,749,476	481,257	3,210,454	546,448
Income based incentive fees	2,108,026	442,889	3,785,319	489,804
Capital gains incentive fees	122,376	55,095	18,474	185,262
Distribution and shareholder servicing fees
Class S	56	—	78	—
Class D	7	—	13	—
Administration fees	453,724	124,127	831,925	140,941
Organization expenses	—	—	—	1,163
Amortization of offering costs	—	358,244	291,680	477,659
Board of Trustees’ fees	54,038	84,483	102,546	174,233
Professional fees	200,042	246,349	376,044	643,188
Other general and administrative expenses	415,509	143,461	812,594	233,769
Total Expenses Before Reductions	11,168,502	2,806,482	19,493,731	3,890,703
Expense support	(136,913)	(694,335)	(591,561)	(1,371,853)
Management fees waived	—	(481,257)	—	(546,448)
Income based incentive fees waived	—	(442,889)	—	(489,804)
Net Expenses	$11,031,589	$1,188,001	$18,902,170	$1,482,598

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three and six months ended June 30, 2024, was $6.1 million and $10.1 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and six months ended June 30, 2023, was $0.9 million and $1.0 million, respectively. The increase in interest expense was driven by increased borrowings under our credit facilities as we continue to move the portfolio toward target leverage levels. The average principal balance outstanding increased from $17.1 million for the six months ended June 30, 2023 to $242.8 million for the six months ended June 30, 2024.

Management Fees

For the three and six months ended June 30, 2024, management fees were $1.7 million and $3.2 million, respectively. For the three and six months ended June 30, 2023 management fees were $0.5 million and $0.5 million, respectively. The Adviser waived management fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $0.5 million and $0.5 million, respectively, for the three and six months ended June 30, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three and six months ended June 30, 2024, income based incentive fees were $2.1 million and $3.8 million, respectively. For the three and six months ended June 30, 2023, income based incentive fees were $0.4 million and $0.5 million, respectively. The Adviser waived income based incentive fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $0.4 million and $0.5 million, for the three and six months ended June 30, 2023.

Capital Gains Based Incentive Fees

For the three and six months ended June 30, 2024, we accrued capital gains incentive fees of $0.1 million and $0.02 million, respectively, none of which is payable under the Advisory Agreement. For the three and six months ended June 30, 2023, we accrued capital gains incentive fees of $0.06 million and $0.2 million, respectively, none of which was payable under the Advisory Agreement. For the three and six months ended June 30, 2024, the accrued incentive fees were attributable to net realized and change in unrealized gain of $0.7 million and net realized and change in unrealized loss of $0.2 million, respectively. For the three and six months ended June 30, 2023, the accrued incentive fees were attributable to net realized and change in unrealized gains of $0.4 million and $1.5 million, respectively. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $1.1 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2023, respectively. Total other expenses were primarily composed of professional fees, the amortization of our offering costs, Distribution and shareholder servicing fees and other general and administrative expenses and Board of Trustees' fees. Increases in expenses were primarily driven by the larger portfolio and associated costs with managing the fund.

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

The Fund estimates tax liabilities for certain of the Fund’s investments held through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The tax liability may differ materially depending on conditions when these investments earn income or are disposed. The estimated tax liability of $0.3 million and $0 as of June 30, 2024, and December 31, 2023, respectively, is included in Other accounts payable and accrued liabilities in the consolidated statements of assets an liabilities. For the three and six months ended June 30, 2024, an increase in estimated tax liability of $0.3 million is included in Net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. For the three and six months ended June 30, 2023, there was no estimated tax liability.

For the six months ended June 30, 2024 and for the period from inception to June 30, 2023, the Fund did not incur any U.S. federal income taxes, including excise taxes.

As of June 30, 2024 and December 31, 2023, $0 and $66,312, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities.

Realized Gain (Loss)

Realized gain (loss) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gain (loss) on investments	$(1,027,112)	$—	$(1,027,779)	$—
Realized gain (loss) on foreign currency transactions	573,792	—	573,792	—
Net Realized Gain (Loss) on Investments	$(453,320)	$—	$(453,987)	$—

For the three and six months ended June 30, 2024, the Fund generated net realized loss on investments of $1.0 million and $1.0 million, respectively, from the sale of investments. The realized loss on investments is primarily driven by the sale of Alitice France SA. For the three and six months ended June 30, 2024, the Fund generated a net realized gain of $0.6 million primarily due to the repayment of borrowings denominated in foreign currencies. For the three and six months ended June 30, 2023, the Fund did not generate any realized gain (loss) on investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$1,674,840	$351,901	$472,090	$1,393,238
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(178,332)	88,865	(149,760)	88,865
Net change in unrealized appreciation (depreciation) on foreign currency translation	(366,537)	—	(25,837)	—
Net change in unrealized appreciation (depreciation)	$1,129,971	$440,766	$296,493	$1,482,103

For the three and six months ended June 30, 2024, the fair value of our debt investments increased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset predominantly due to the performance of several broadly syndicated loans, as well as softness in the performance of a small number of portfolio companies. The net change in unrealized appreciation for the three and six months ended June 30, 2023, was primarily due to the spread tightening in the credit market. For the three and six months ended June 30, 2024, the Fund incurred a change in unrealized depreciation due to the reversal of unrealized appreciation on borrowings denominated in foreign currencies recognized during the quarter ended March 31, 2024 and the year ended December 31, 2023. The change in unrealized depreciation is offset by a realized gain on foreign currency transactions realized upon repayment of foreign denominated borrowings.

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

As of June 30, 2024 and December 31, 2023, we had two revolving credit facilities outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On June 13, 2024, the initial principal commitment of the JPMorgan Lending Facility was increased from $460 million to $500 million. On May 2, 2024, Fidelity Private Credit Fund BSPV LLC, a wholly-owned subsidiary of the Fund, entered into a revolving credit facility (the “BSPV Facility”) with BNP Paribas (“BNP”). The principal commitment amount under the BSPV Facility is $250 million, subject to availability under the borrowing base, which is based on the BSPV’s portfolio investments and outstanding indebtedness, subject to the satisfaction of certain conditions. Advances under the BSPV Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.55% per annum prior to May 2, 2027 and 3.05% per annum subsequent to May 2, 2027. The BSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the BSPV Facility. The Fund can draw on the BSPV Facility until May 2, 2027, and the facility will mature on May 2, 2029. During the period from May 3, 2027 to May 2, 2029, the Fund will be obligated to make equal monthly payments such that the final monthly payment renders the loan fully paid. As of June 30, 2024 and December 31, 2023, the Fund had $365.0 million and $105.8 million of debt outstanding under our revolving credit facilities, respectively. As of June 30, 2024 and December 31, 2023 and our asset coverage ratio was 261% and 483%, respectively.

Cash as of June 30, 2024, taken together with our $385.0 million of available capacity under our credit facility (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. We plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities for new investments.

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

As of June 30, 2024, we had $43.6 million in cash. During the six months ended June 30, 2024, cash used in operating activities was $376.5 million primarily as a result of funding new investments modestly offset by sales of investments and principal repayments. Cash provided by financing activities was $418.7 million during the period primarily as a result of new share issuances and net borrowings, partially offset by share repurchases and distributions to shareholders.

As of June 30, 2023 we had $0.3 million in cash and $1.6 million in short-term liquid investments. During the six months ended June 30, 2023, cash used in operating activities was $186.7 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $187.0 million during the period, primarily as a result of new share issuances and net borrowings, partially offset by the payment of financing costs.

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,431,569	$88,659,304	6,709,773	$173,401,943
Share transfers between classes	—	—	—	—
Distributions reinvested	298,681	7,722,148	544,209	14,069,401
Share repurchases	(267,690)	(6,920,455)	(290,266)	(7,502,429)
Early repurchase deduction	—	2,098	—	6,648
Net increase (decrease)	3,462,560	$89,463,095	6,963,716	$179,975,563
CLASS S
Subscriptions	1,863	48,250	1,863	48,250
Share transfers between classes	—	—	—	—
Distributions reinvested	10	243	19	480
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	1,873	$48,493	1,882	$48,730
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	259	20	512
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$259	20	$512
Total net increase (decrease)	3,464,444	$89,511,847	6,965,618	$180,024,805

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,435,378	$86,794,592	7,519,670	$188,901,900
Share transfers between classes	—	—	—	—
Distributions reinvested	44,626	1,126,903	44,626	1,126,903
Share repurchases	(2,049)	(51,039)	(2,049)	(51,039)
Early repurchase deduction	—	1,020	—	1,020
Net increase (decrease)	3,477,955	$87,871,476	7,562,247	$189,978,784

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
			$1.3050	$25,936,631

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
			$1.1954	$857

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
			$1.2727	$517

The following table summarizes our distributions declared and payable for the six months ended June 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
			$0.6100	$3,724,328

For the six months ended June 30, 2023 there were no Class S or Class D distributions.

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

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.31	$25,936,631	$1.20	$857	$1.27	$517
Net realized gains	—	—	—	—	—	—
Total	$1.31	$25,936,631	$1.20	$857	$1.27	$517

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2023.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.61	$3,724,328	$—	$—	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$0.61	$3,724,328	$—	$—	$—	$—

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

The following table summarizes the share repurchases completed during the three and six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

The following table summarizes the share repurchases completed during the three and six months ended June 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
May 31, 2023	5%	$25.32	June 30, 2023	$50,019	2,049	0.05%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2024 were $287.4 million and 7.28% and $242.8 million and 7.29%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2023 were $17.6 million and 6.91% and $17.1 million and 6.90%, respectively. Our outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$330,000,000	$330,000,000
BSPV Facility	250,000,000	35,000,000	35,000,000
Total	$750,000,000	$365,000,000	$365,000,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
(1)
Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Fund had borrowings denominated in CAD of $21 million, translated to USD of $15.8 million. In connection with the preparation of the Fund’s financial statements for the quarter ended March 31, 2024, the reported amount of $481 million of Aggregate Principal Committed for the year ended December 31, 2023, was revised to $460 million of Aggregate Principal Committed, noted above, to correct the prior disclosure.

The following table shows the contractual maturities of our debt obligations as of June 30, 2024:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
JPMorgan Lending Facility	$330,000,000	$—	$—	$330,000,000	$—
BSPV Facility	35,000,000	—	—	35,000,000	—
Total Debt Obligations	$365,000,000	$—	$—	$365,000,000	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
JPMorgan Lending Facility	$105,848,459	$—	$—	$105,848,459	$—
Total Debt Obligations	$105,848,459	$—	$—	$105,848,459	$—

For additional information on our borrowings, refer to “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of June 30, 2024 and December 31, 2023, we had unfunded commitments to borrowers in the aggregate principal amount of $191.1 million and $99.3 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of June 30, 2024, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement;
•
the Administration Agreement;
•
the Transfer Agent Agreement;
•
the Managing Dealer Agreement;
•
Expense Support and Conditional Reimbursement Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments;
•
Affiliate Ownership; and
•
Co-investment Relief;

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

Recent Developments

See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 10. Subsequent Events” for a summary of recent developments.

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

As of June 30, 2024, 100.0% of our debt investments at fair value were at floating rates. Based on our consolidated statements of assets and liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$26,925,318	$10,950,000	$15,975,318
Up 200 basis points	17,950,212	7,300,000	10,650,212
Up 100 basis points	8,975,106	3,650,000	5,325,106
Down 100 basis points	(8,975,106)	(3,650,000)	(5,325,106)
Down 200 basis points	(17,950,212)	(7,300,000)	(10,650,212)
Down 300 basis points	(26,925,318)	(10,950,000)	(15,975,318)

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

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 8. Net Assets

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Declaration of Trust of the Registrant.(1)
3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.(1)
3.3	Third Amended and Restated Bylaws of the Registrant.(1)
10.1	Commitment Increase Agreement, dated as of June 13, 2024, by and among Fidelity Private Credit Fund, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(3)
10.2

Revolving Credit and Security Agreement, dated as of May 2, 2024, among Fidelity Private Credit Fund BSPV LLC, as Borrower, the Lenders from time to time parties thereto, BNP Paribas, as Administrative Agent, Fidelity Private Credit Fund, as Equityholder, Fidelity Private Credit Fund, as Investment Advisor, Virtus Group, LP, as Collateral Administrator, and State Street Bank and Trust Company, as Collateral Agent (2)(4)

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

(3) Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed on June 18, 2024.

(4) Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 10-Q, filed on May 10, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: August 14, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: August 14, 2024	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909885.101