Form 10-Q
period 2024-09-30
Fidelity Private Credit Fund
filed 2024-11-12
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 7, 2024 was 27,376,709, 22,684 and 428 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,055,964,835 and $500,084,317 at September 30, 2024 and December 31, 2023, respectively)	$1,057,922,330	$506,671,142
Non-controlled / affiliate investments (amortized cost $46,339,023 and $24,436,874 at September 30, 2024 and December 31, 2023, respectively)	47,082,095	24,795,483
Cash	23,714,500	1,119,639
Foreign cash (cost $0 and $317,490 at September 30, 2024 and December 31, 2023, respectively)	—	316,970
Deferred offering costs	—	291,680
Deferred financing costs	6,180,559	3,536,786
Receivables from sales and paydowns of investments	13,665,871	370,912
Subscriptions receivable	4,007,080	—
Interest receivable	16,288,304	7,719,089
Dividend receivable	320,424	190,132
Due from affiliates, net	—	561,250
Prepaid expenses and other assets	101,837	34,088
Total Assets	$1,169,283,000	$545,607,171
Liabilities
Debt	472,500,000	105,848,459
Payable for purchases of securities	4,611,333	28,618,421
Payable for capital shares repurchased	1,883,101	27,140
Distributions payable	5,719,274	3,380,966
Interest payable	3,802,086	633,359
Management fee payable	1,419,246	—
Shareholder servicing fee payable	—	9
Income based incentive fee payable	2,536,534	—
Capital gains incentive fee payable	326,944	868,178
Excise tax payable	—	66,312
Due to affiliates, net	309,570	—
Other accounts payable and accrued liabilities	926,919	376,999
Total Liabilities	$494,035,007	$139,819,843
Commitments and Contingencies (Note 6)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 26,223,156 and 15,724,395 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	262,232	157,244
Paid-in-capital in excess of par value	667,629,858	396,598,745
Total distributable earnings (loss)	7,355,903	9,031,339
Total Net Assets	$675,247,993	$405,787,328
Total Liabilities and Net Assets	$1,169,283,000	$545,607,171

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	September 30, 2024	December 31, 2023
	(unaudited)
Class I Shares
Net assets	$674,982,870	$405,766,957
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	26,212,859	15,723,605
Net asset value per share	$25.75	$25.81

Class D Shares
Net assets	$10,939	$10,188
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	425	395
Net asset value per share(1)	$25.75	$25.81

Class S Shares
Net assets	$254,184	$10,183
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	9,872	395
Net asset value per share(1)	$25.75	$25.81
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$30,117,236	$7,746,031	$73,806,129	$12,749,869
Dividend income	216,606	30,982	656,330	30,982
Other income	499,852	—	863,432	—
From non-controlled / affiliate investments
Dividend income	821,312	555,741	2,032,442	767,669
Total Investment Income	31,655,006	8,332,754	77,358,333	13,548,520
Expenses
Interest expense	8,210,230	915,314	18,274,834	1,913,550
Management fees	2,013,097	817,271	5,223,551	1,363,719
Income based incentive fees	2,536,534	868,982	6,321,853	1,358,786
Capital gains incentive fees	(559,708)	251,624	(541,234)	436,886
Distribution and shareholder servicing fees
Class S	474	—	552	—
Class D	7	—	20	—
Administration fees	521,000	211,522	1,352,925	352,463
Custodian fees	5	—	5	—
Organization expenses	—	2,506	—	3,669
Amortization of deferred offering costs	—	384,670	291,680	862,329
Board of Trustees’ fees	57,279	54,459	159,825	228,692
Professional fees	272,750	244,463	648,794	887,651
Other general and administrative expenses	542,422	227,841	1,355,016	461,610
Total Expenses Before Reductions	13,594,090	3,978,652	33,087,821	7,869,355
Expense support	(213,374)	(651,125)	(804,935)	(2,022,978)
Management fees waived	—	(825,181)	—	(1,371,629)
Income based incentive fees waived	—	(868,982)	—	(1,358,786)
Net Expenses	13,380,716	1,633,364	32,282,886	3,115,962
Net Investment Income (Loss) Before Taxes	18,274,290	6,699,390	45,075,447	10,432,558
Provision for income and excise taxes	168,493	—	168,493	—
Net Investment Income (Loss) After Taxes	18,105,797	6,699,390	44,906,954	10,432,558
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	571,676	—	(456,103)	—
Net realized gain (loss) on foreign currency transactions	2	—	573,794	—
Benefit (provision) for taxes on realized gain on investments	(54,990)	—	(54,990)	—
Net realized gain (loss)	516,688	—	62,701	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(5,400,045)	1,872,683	(4,629,330)	3,265,921
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	534,223	140,303	384,463	229,168
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	(25,837)	—
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	159,104	—	(139,521)	—
Net change in unrealized appreciation (depreciation)	(4,706,718)	2,012,986	(4,410,225)	3,495,089
Net Realized and Change in Unrealized Gains (Losses)	(4,190,030)	2,012,986	(4,347,524)	3,495,089
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,915,767	$8,712,376	$40,559,430	$13,927,647

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$18,105,797	$6,699,390	$44,906,954	$10,432,558
Net realized gain (loss)	516,688	—	62,701	—
Net change in unrealized appreciation (depreciation)	(4,706,718)	2,012,986	(4,410,225)	3,495,089
Net increase (decrease) in net assets resulting from operations	13,915,767	8,712,376	40,559,430	13,927,647
Distributions to Common Shareholders:
Class I	(16,291,475)	(6,461,152)	(42,228,106)	(10,185,480)
Class S	(5,118)	—	(5,975)	—
Class D	(268)	—	(785)	—
Net decrease in net assets resulting from distributions	(16,296,861)	(6,461,152)	(42,234,866)	(10,185,480)
Share Transactions:
Class I:
Proceeds from shares sold	84,131,811	101,189,704	257,533,754	290,091,604
Distributions reinvested	8,666,169	3,276,568	22,735,570	4,403,471
Repurchased shares, net of early repurchase deduction	(1,883,101)	(292,938)	(9,378,882)	(342,957)
Net increase (decrease) in net assets from share transactions	90,914,879	104,173,334	270,890,442	294,152,118
Class S:
Proceeds from shares sold	193,474	—	241,724	—
Distributions reinvested	2,677	—	3,157	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) in net assets from share transactions	196,151	—	244,881	—
Class D:
Proceeds from shares sold	—	—	—	—
Distributions reinvested	266	—	778	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) in net assets from share transactions	266	—	778	—
Total increase (decrease) in net assets	88,730,202	106,424,558	269,460,665	297,894,285
Net assets, beginning of period	586,517,791	191,471,727	405,787,328	2,000
Net Assets, End of Period	$675,247,993	$297,896,285	$675,247,993	$297,896,285

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$40,559,430	$13,927,647
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(775,171,506)	(321,336,631)
Proceeds from sales of investments and principal repayments	187,826,086	10,814,832
Realized (gain) loss on investments	456,103	—
Realized (gain) loss on foreign currency transactions	(573,794)	—
Net proceeds (payments) from sales (purchases) of short-term securities	12,804,016	(26,703,996)
Net change in unrealized (appreciation) depreciation on investments	4,244,867	(3,495,089)
Net change in unrealized (appreciation) depreciation on foreign currency translation	25,837	—
Net accretion of discount and amortization of premium	(3,697,366)	(748,691)
Amortization of deferred financing costs	990,769	494,561
Amortization of deferred offering costs	291,680	585,523
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(13,294,959)	(283,183)
(Increase) decrease in interest receivable	(8,569,215)	(4,647,379)
(Increase) decrease in dividend receivable	(130,292)	(156,255)
(Increase) decrease in due from affiliates, net	561,250	(659,034)
(Increase) decrease in prepaid expenses and other assets	(67,749)	—
Increase (decrease) in payable for purchases of securities	(24,007,088)	4,773,929
Increase (decrease) in payable for capital shares repurchased	—	292,938
Increase (decrease) in distributions payable	—	2,511,949
Increase (decrease) in deferred revenue	—	200,000
Increase (decrease) in interest payable	3,168,727	28,430
Increase (decrease) in shareholder servicing fee payable	(9)	—
Increase (decrease) in income based incentive fee payable	2,536,534	436,886
Increase (decrease) in capital gains incentive fee payable	(541,234)	—
Increase (decrease) in accrued board of trustees’ fees	—	46,871
Increase (decrease) in excise tax payable	(66,312)	—
Increase (decrease) in due to affiliates, net	309,570	(827,117)
Increase (decrease) in management fee payable	1,419,246	—
Increase (decrease) in other accounts payable and accrued liabilities	549,920	632,366
Net Cash Provided by (Used in) Operating Activities	(570,375,489)	(324,111,443)
Cash Flows from Financing Activities:
Payment of financing costs	(3,634,542)	(4,230,565)
Offering costs paid and deferred	—	(8,001)
Proceeds from issuance of Common Shares	253,768,398	290,091,604
Repurchased shares, net of early repurchase deduction paid	(7,522,921)	(342,957)
Capital distributions	(17,157,053)	(5,782,009)
Proceeds from borrowings	407,500,000	101,000,000
Repayment of borrowings	(40,294,309)	(56,000,000)
Net Cash Provided by (Used in) Financing Activities	592,659,573	324,728,072
Net change in cash	22,284,084	616,629
Effect of foreign currency exchange rates changes on cash	(6,193)	—
Cash as of the beginning of the period	1,436,609	2,000
Cash as of the End of the Period	$23,714,500	$618,629

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$22,739,505	$4,403,471
Reinvestment of distributions	$(22,739,505)	$(4,403,471)
Cash paid for excise taxes	$66,312	$—
Cash paid for interest expense	$14,115,338	$1,390,559

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
Acosta Inc (h)(i)(l)(n)	Term Loan	SOFR	+	4.00%	9.23%	8/19/2031	1,675,000	$1,641,683	$1,641,500
MMGY Global LLC (i)(l)(m)	Term Loan	SOFR	+	5.00%	9.60%	4/25/2029	8,052,871	7,897,557	8,052,871
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/25/2029	-	(38,368)	-
								9,500,872	9,694,371	1.43%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	10.42%	5/3/2029	7,118,413	6,942,035	7,089,939
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.00%	10.42%	5/3/2028	764,942	736,085	757,881
Cadence - Southwick, Inc. (i)(m)	Term Loan	SOFR	+	5.00%	9.91%	5/3/2029	1,324,556	1,300,939	1,319,258
Neptune Platform Buyer, LLC (j)(l)(m)	Term Loan	SOFR	+	5.25%	9.85%	1/20/2031	15,666,429	15,487,845	15,413,231
Neptune Platform Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	1/20/2031	-	(27,409)	(40,082)
								24,439,495	24,540,227	3.63%
Air Freight & Logistics
R1 Holdings, LLC (i)(m)	Term Loan	SOFR	+	6.25%	11.10%	12/29/2028	5,325,696	5,163,854	5,325,696
STG Logistics Inc (j)(l)	Term Loan	SOFR	+	6.00%	10.75%	3/24/2028	9,850,000	9,539,514	4,816,650
								14,703,368	10,142,346	1.50%
Application Software
ACP Avenu Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.58%	10/2/2029	17,058,594	16,644,732	16,717,422
ACP Avenu Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.25%	10.58%	10/2/2029	222,500	199,457	202,500
ACP Avenu Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.58%	10/2/2029	3,802,387	3,651,020	3,691,961
ACP Falcon Buyer, Inc. (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.83%	8/1/2029	21,064,378	20,515,204	21,064,378
ACP Falcon Buyer, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	8/1/2029	-	(24,324)	-
Aptean, Inc. (j)(l)(m)	Term Loan	SOFR	+	5.25%	10.10%	1/30/2031	8,239,160	8,165,915	8,239,160

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Aptean, Inc. (f)(j)(l)	Revolving Credit Facility		-		-	1/30/2031	-	$(6,587)	$-
Aptean, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	5.25%	10.06%	1/30/2031	20,342	14,385	20,342
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	10.28%	12/9/2029	5,138,234	4,956,769	5,138,234
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR	+	5.00%	10.28%	12/9/2029	27,203,390	26,703,712	27,203,390
Cytracom, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	10.85%	6/28/2027	12,428,217	12,310,897	12,303,935
Cytracom, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	6/28/2027	-	(16,882)	(18,337)
Cytracom, LLC (f)(i)(l)	Revolving Credit Facility		-		-	6/28/2027	-	(18,705)	(20,374)
Dcert Buyer Inc (h)(l)(n)	Term Loan	SOFR	+	4.00%	8.85%	10/16/2026	6,955,817	6,814,455	6,739,561
DH Corporation/Société DH Pro Buyer, LLC (i)(l)(n)	Term Loan	SOFR	+	7.25%	12.18%	9/13/2029	253,208	248,769	253,208
Finastra USA Inc (i)(l)(n)	Term Loan	SOFR	+	7.25%	12.18%	9/13/2029	10,841,917	10,651,853	10,841,917
Modena Buyer LLC (h)(l)(n)	Term Loan	SOFR	+	4.50%	9.10%	7/1/2031	3,000,000	2,946,049	2,865,630
Polaris Newco LLC (h)(k)(l)(n)	Term Loan	SOFR	+	4.00%	9.51%	6/2/2028	4,961,637	4,879,547	4,874,312
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR	+	5.00%	9.92%	9/16/2028	5,094,181	4,950,020	5,094,181
Routeware, Inc. (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.11%	9/18/2031	18,277,206	18,095,232	18,094,434
Routeware, Inc. (f)(i)(l)	Delayed Draw Term Loan		-		-	9/18/2031	-	(42,202)	(42,429)
Routeware, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	9/18/2031	-	(19,483)	(19,583)
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR	+	7.50%	12.75%	4/5/2029	10,000,000	9,703,575	9,870,000
								151,323,408	153,113,842	22.68%
Automotive Parts & Equipment
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR	+	5.75%	10.25%	6/1/2027	14,775,000	14,454,867	14,036,250
American Trailer Rental Group, LLC (i)(m)	Term Loan	SOFR	+	5.75%	10.25%	6/1/2027	4,937,500	4,843,633	4,690,625
								19,298,500	18,726,875	2.77%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Copperweld Group, Inc. (i)(l)(m)	Term Loan	SOFR	+	6.00%	10.87%	3/31/2026	6,177,659	$6,052,901	$6,165,304
Hobbs & Associates LLC (h)(l)(n)	Term Loan	SOFR	+	3.25%	8.10%	7/23/2031	6,818,182	6,801,136	6,801,136
Hobbs & Associates LLC (f)(h)(l)(n)	Delayed Draw Term Loan		-		-	7/23/2031	-	-	(1,705)
Hunter Douglas Inc (h)(k)(l)(n)	Term Loan	SOFR	+	3.50%	8.57%	2/25/2029	4,961,929	4,935,309	4,912,310
Oscar AcquisitionCo, LLC (h)(k)(l)(n)	Term Loan	SOFR	+	4.25%	8.85%	4/29/2029	4,962,025	4,959,128	4,896,576
								22,748,474	22,773,621	3.38%
Commodity Chemicals
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan		-		-	8/15/2029	-	(66,829)	-
Soteria Flexibles Corporation (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.10%	8/15/2029	8,731,152	8,540,892	8,626,378
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility		-		-	8/15/2029	-	(20,416)	(12,000)
								8,453,647	8,614,378	1.28%
Data Processing & Outsourced Services
VRC Companies LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	11.00%	6/29/2027	16,198,889	15,954,441	16,198,889
								15,954,441	16,198,889	2.40%
Diversified Chemicals
Hexion Holdings Corporation (h)(k)(l)(n)	Term Loan	SOFR	+	4.50%	9.77%	3/15/2029	4,961,929	4,806,906	4,931,987
								4,806,906	4,931,987	0.73%
Diversified Financial Services
Clue Opco LLC (h)(j)(l)(n)	Term Loan	SOFR	+	4.50%	9.75%	12/19/2030	4,644,444	4,432,509	4,605,338
CUB Financing Intermediate, LLC (k)(l)(m)	Term Loan	SOFR	+	4.75%	9.35%	6/28/2030	11,795,358	11,679,470	11,795,358
CUB Financing Intermediate, LLC (f)(k)(l)	Delayed Draw Term Loan		-		-	6/28/2030	-	(26,150)	-
								16,085,829	16,400,696	2.43%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Diversified Support Services
Brand Industrial Services Inc (h)(k)(l)(n)	Term Loan	SOFR	+	4.50%	9.75%	8/1/2030	4,962,531	$4,962,678	$4,818,320
Eversmith Brands Intermediate Holding Company (i)(l)(m)	Term Loan	SOFR	+	5.00%	9.85%	6/17/2030	4,606,086	4,539,244	4,486,327
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan		-		-	6/17/2030	-	(22,968)	(59,324)
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Revolving Credit Facility		-		-	6/17/2030	-	(12,840)	(23,345)
MRI Acquisitions, Inc (i)(l)	Term Loan	SOFR	+	6.25%	11.00%	12/30/2025	5,639,316	5,555,148	5,481,415
Prometric Holdings Inc (h)(i)(l)(n)	Term Loan	SOFR	+	4.75%	9.71%	1/31/2028	3,970,050	3,952,217	3,987,915
Ruppert Landscape, LLC (j)(l)	Term Loan	SOFR	+	5.00%	10.33%	12/1/2028	4,912,788	4,781,289	4,912,788
Ruppert Landscape, LLC (f)(j)(l)	Revolving Credit Facility	SOFR	+	5.00%	10.24%	12/1/2028	60,317	55,369	60,317
Ruppert Landscape, LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	12/1/2028	-	(37,004)	-
								23,773,133	23,664,413	3.50%
Education Services
KUEHG Corp (h)(k)(l)	Term Loan	SOFR	+	4.50%	9.10%	6/12/2030	4,931,378	4,834,563	4,942,326
								4,834,563	4,942,326	0.73%
Electrical Components & Equipment
Central Moloney, LLC (i)(l)(m)	Term Loan	SOFR	+	6.75%	11.35%	10/20/2028	19,291,784	18,948,240	19,291,784
								18,948,240	19,291,784	2.86%
Electronic Components
EDS Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	10.35%	1/10/2029	8,348,575	8,195,707	8,298,484
EDS Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	1/10/2029	-	(14,014)	(4,683)
								8,181,693	8,293,801	1.23%
Environmental & Facilities Services
Dragonfly Pond Works (i)(l)	Term Loan	SOFR	+	5.25%	9.85%	8/16/2030	6,690,881	6,590,944	6,590,518
Dragonfly Pond Works (f)(i)(l)	Delayed Draw Term Loan		-		-	8/16/2030	-	(57,571)	(58,692)
Dragonfly Pond Works (f)(i)(l)	Revolving Credit Facility		-		-	8/16/2030	-	(28,755)	(29,346)
Erosion Holdings, LLC (m)	Term Loan	SOFR	+	5.50%	10.10%	9/30/2029	2,628,514	2,589,099	2,589,086
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Erosion Holdings, LLC (f)(l)	Delayed Draw Term Loan		-		-	9/30/2029	-	$(78,815)	$(78,855)
Erosion Holdings, LLC (f)(l)	Revolving Credit Facility		-		-	9/30/2029	-	(26,271)	(26,285)
Pave America Interco, LLC (i)(m)	Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	7,969,095	7,907,082	7,969,095
Pave America Interco, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	1,141,332	1,121,179	1,141,333
Pave America Interco, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	11.96%	2/7/2028	1,122,211	1,099,829	1,122,211
Pave America Interco, LLC (i)(l)(m)	Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	10,370,793	10,117,696	10,370,793
Pave America Interco, LLC (i)(m)	Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	594,049	578,166	594,049
Pave America Interco, LLC (i)(m)	Term Loan	SOFR	+	6.75%	11.50%	2/7/2028	3,434,362	3,337,094	3,434,362
								33,149,677	33,618,269	5.00%
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (h)(l)(n)	Term Loan	SOFR	+	4.50%	9.56%	11/15/2030	995,000	992,513	931,031
Discovery Purchaser Corporation (h)(k)(l)(n)	Term Loan	SOFR	+	4.38%	9.69%	10/4/2029	4,962,594	4,951,542	4,936,391
								5,944,055	5,867,422	0.87%
Food Distributors
Midas Foods International, LLC (i)(l)	Term Loan	SOFR	+	6.00%	10.85%	4/30/2029	4,015,325	3,938,724	3,983,202
Midas Foods International, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	4/30/2029	-	(111,132)	(48,305)
Midas Foods International, LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/30/2029	-	(36,980)	(16,102)
								3,790,612	3,918,795	0.58%
Food Retail
Cardenas Merger Sub LLC (h)(j)(l)(n)	Term Loan	SOFR	+	6.75%	11.45%	8/1/2029	4,839,296	4,787,409	4,819,897
								4,787,409	4,819,897	0.71%
Health Care Distributors
Gainwell Acquisition Corp (h)(j)(l)(n)	Term Loan	SOFR	+	4.00%	8.70%	10/1/2027	4,961,340	4,910,109	4,711,189
								4,910,109	4,711,189	0.70%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Facilities
Infusion Services Management, LLC (i)(l)(m)	Term Loan	SOFR	+	6.50%	11.45%	7/7/2028	11,788,841	$11,499,298	$11,788,841
Infusion Services Management, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	7/7/2028	-	(68,426)	-
Infusion Services Management, LLC (f)(i)(l)	Revolving Credit Facility		-		-	7/7/2028	-	(34,315)	-
Infusion Services Management, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	11.33%	7/7/2028	15,944,292	15,638,844	15,721,072
								27,035,401	27,509,913	4.08%
Health Care Services
AB Centers Acquisition Corporation (j)(l)(m)	Term Loan	SOFR	+	5.25%	10.57%	7/2/2031	19,561,278	19,272,608	19,404,787
AB Centers Acquisition Corporation (f)(j)(l)	Delayed Draw Term Loan		-		-	7/2/2031	-	(25,817)	(1,778)
AB Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility		-		-	7/2/2031	-	(25,767)	(14,226)
BeBright MSO, LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	10.81%	6/3/2030	9,312,724	9,221,744	9,256,848
BeBright MSO, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	10.98%	6/3/2030	5,618,864	5,548,038	5,574,059
BeBright MSO, LLC (f)(i)(l)	Revolving Credit Facility		-		-	6/3/2030	-	(17,684)	(11,203)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)(m)	Term Loan	SOFR	+	6.50%	11.74%	1/3/2029	9,334,666	9,108,049	9,334,666
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR	+	6.00%	11.30%	1/3/2029	10,717,395	10,521,578	10,685,243
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	10.25%	1/3/2029	6,727,273	6,579,519	6,707,091
HAH Group Holding Co LLC (h)(l)(n)	Term Loan	SOFR	+	5.00%	9.86%	9/24/2031	4,000,000	3,954,325	3,942,520
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR	+	6.75%	12.26%	12/16/2028	4,912,500	4,757,005	4,912,500
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.75%	6.75%	12/16/2028	22,449	10,202	22,449
Houseworks Holdings, LLC (i)(m)	Term Loan	SOFR	+	6.50%	11.71%	12/16/2028	3,030,612	2,953,319	3,030,612
Houseworks Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.50%	11.89%	12/16/2028	265,306	237,924	265,306
Integrated Oncology Network LLC (i)(l)	Term Loan	SOFR	+	6.00%	11.48%	6/24/2025	2,093,897	2,068,825	2,093,897
The Smilist DSO, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	10.60%	4/4/2029	17,093,826	16,736,009	16,991,263
The Smilist DSO, LLC (f)(i)(l)	Revolving Credit Facility		-		-	4/4/2029	-	(18,837)	(5,558)
The Smilist DSO, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.29%	4/4/2029	1,856,788	1,800,172	1,845,647

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
The Smilist DSO, LLC (i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	11.29%	4/4/2029	4,621,366	$4,527,514	$4,593,637
Tiger Healthcare Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.00%	10.86%	2/27/2030	5,780,208	5,623,027	5,630,415
Tiger Healthcare Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	10.60%	2/27/2030	11,193,750	10,959,144	10,969,875
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility		-		-	2/27/2030	-	(20,311)	(20,000)
VIP Medical US Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	10.95%	12/12/2028	5,516,738	5,395,404	5,439,503
								119,165,990	120,647,553	17.86%
Health Care Supplies
C2DX, Inc (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.31%	3/19/2030	7,595,189	7,487,155	7,595,189
C2DX, Inc (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.25%	10.31%	3/19/2030	221,614	194,470	221,614
C2DX, Inc (f)(i)(l)	Delayed Draw Term Loan		-		-	3/19/2030	-	(67,559)	-
								7,614,066	7,816,803	1.15%
Health Care Technology
RxStrategies, Inc. (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.35%	8/12/2030	29,515,223	29,080,366	29,220,070
RxStrategies, Inc. (f)(i)(l)	Revolving Credit Facility		-		-	8/12/2030	-	(36,677)	(25,000)
								29,043,689	29,195,070	4.33%
Home Improvement Retail
LBM Acquisition LLC (h)(j)(l)(n)	Term Loan	SOFR	+	3.75%	8.97%	6/6/2031	3,990,000	3,951,048	3,907,726
								3,951,048	3,907,726	0.58%
Human Resource & Employment Services
Future Care Associates LLC (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.20%	1/27/2029	17,215,406	16,895,641	16,939,959
Future Care Associates LLC (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.20%	1/27/2029	14,962,500	14,683,496	14,723,100
								31,579,137	31,663,059	4.69%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.10%	12/13/2027	24,875,000	24,666,496	24,825,250
Endurance PT Technology Buyer Corporation (i)(m)	Term Loan	SOFR	+	5.50%	10.35%	2/28/2030	18,107,907	17,767,662	18,107,907
Endurance PT Technology Buyer Corporation (f)(i)(l)	Revolving Credit Facility		-		-	2/28/2030	-	(18,106)	-

The accompanying notes are an integral part of these consolidated financial statement

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Endurance PT Technology Buyer Corporation (i)(l)(m)	Term Loan	SOFR	+	5.25%	10.10%	2/28/2030	15,162,893	$14,905,000	$15,041,590
LACO Industries, LLC (i)(l)(m)	Term Loan	SOFR	+	5.00%	9.60%	7/2/2030	17,883,019	17,620,393	17,668,423
LACO Industries, LLC (f)(i)(l)	Revolving Credit Facility		-		-	7/2/2030	-	(21,418)	(17,846)
Lake Air Products, LLC (i)(l)(m)	Term Loan	SOFR	+	7.00%	11.75%	1/9/2029	11,566,766	11,297,262	11,439,532
LGC US Finco, LLC (i)(l)(n)	Term Loan	SOFR	+	6.50%	11.46%	12/20/2025	5,728,694	5,642,106	5,637,035
MoboTrex, LLC (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.10%	6/7/2030	6,893,701	6,761,008	6,893,701
MoboTrex, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	6/7/2030	-	(37,879)	-
MoboTrex, LLC (f)(i)(l)	Revolving Credit Facility		-		-	6/7/2030	-	(25,221)	-
								98,557,303	99,595,592	14.75%
Insurance Brokers
Acrisure LLC (h)(l)	Term Loan	SOFR	+	3.25%	8.21%	11/6/2030	11,882,213	11,798,565	11,756,024
Alera Group, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	10.60%	9/30/2028	820,740	806,207	820,740
Jones Deslauriers Insurance Managment Inc (h)(l)(n)	Term Loan	SOFR	+	3.25%	8.40%	3/15/2030	3,957,519	3,928,329	3,953,561
								16,533,101	16,530,325	2.45%
Internet Services & Infrastructure
Constant Contact Inc (h)(j)(l)(n)	Term Loan	SOFR	+	4.00%	9.57%	2/10/2028	995,451	985,877	961,028
Peraton Corp (h)(j)(l)(n)	Term Loan	SOFR	+	3.75%	8.70%	2/1/2028	4,960,603	4,960,603	4,763,220
								5,946,480	5,724,248	0.85%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(j)(l)	Revolving Credit Facility		-		-	11/6/2029	-	(21,333)	-
WCI-BXC Purchaser, LLC (j)(l)(m)	Term Loan	SOFR	+	6.25%	11.48%	11/6/2030	27,206,571	26,580,570	27,206,571
								26,559,237	27,206,571	4.03%
Office Services & Supplies
MSE Supplies, LLC (i)(m)	Term Loan	SOFR	+	5.00%	10.12%	8/14/2030	6,749,584	6,633,454	6,631,466
MSE Supplies, LLC (f)(i)(l)	Revolving Credit Facility		-		-	8/14/2030	-	(28,957)	(29,529)
								6,604,497	6,601,937	0.98%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Oil & Gas Refining & Marketing
EG America LLC (h)(k)(l)(n)	Term Loan	SOFR	+	5.50%	11.07%	2/7/2028	7,443,750	$7,317,573	$7,428,267
								7,317,573	7,428,267	1.10%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)(m)	Term Loan	SOFR	+	6.00%	10.60%	10/18/2029	19,676,465	19,238,296	19,400,994
CCI Prime, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	10/18/2029	-	(42,293)	(27,957)
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility		-		-	10/18/2029	-	(21,123)	(14,000)
Sabrosura Foods, LLC (i)(l)(m)	Term Loan	SOFR	+	5.00%	9.60%	8/22/2029	24,780,503	24,411,419	24,408,795
Sabrosura Foods, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	8/22/2029	-	(51,821)	(52,890)
Sabrosura Foods, LLC (f)(i)(l)	Revolving Credit Facility		-		-	8/22/2029	-	(33,835)	(34,563)
								43,500,643	43,680,379	6.46%
Pharmaceuticals
Alcami Corporation (i)(l)(m)	Term Loan	SOFR	+	7.00%	12.21%	12/21/2028	9,825,000	9,471,323	9,825,000
								9,471,323	9,825,000	1.46%
Property & Casualty Insurance
Amynta Agency Borrower Inc (h)(l)(n)	Term Loan	SOFR	+	3.75%	9.00%	2/28/2028	6,982,500	6,982,500	6,978,171
Asurion LLC (h)(l)	Term Loan	SOFR	+	4.25%	9.20%	8/19/2028	4,962,217	4,957,590	4,883,367
								11,940,090	11,861,538	1.75%
Research & Consulting Services
Corelogic Inc (h)(k)(l)(n)	Term Loan	SOFR	+	3.50%	8.46%	6/2/2028	4,974,359	4,939,115	4,917,502
RPX Corporation (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.70%	8/2/2030	21,724,409	21,426,225	21,423,362
RPX Corporation (f)(i)(l)	Revolving Credit Facility		-		-	8/2/2030	-	(28,276)	(29,038)
								26,337,064	26,311,826	3.90%
Security & Alarm Services
Allied Universal Holdco LLC (h)(k)(l)(n)	Term Loan	SOFR	+	3.75%	8.70%	5/14/2028	5,936,611	5,926,495	5,875,998
								5,926,495	5,875,998	0.87%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Soft Drinks & Non-Alcoholic Beverages
Naked Juice LLC (h)(l)(n)	Term Loan	SOFR	+	3.25%	7.95%	1/24/2029	3,979,644	$3,877,046	$3,247,151
Refresh Buyer LLC (j)(l)(m)	Term Loan	SOFR	+	4.75%	9.35%	12/23/2028	11,167,389	10,972,314	11,078,050
Refresh Buyer LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	12/23/2028	-	(23,358)	-
								14,826,002	14,325,201	2.12%
Specialized Consumer Services
COP Foundations Acquisitions Inc. (i)(l)	Term Loan	SOFR	+	5.00%	9.85%	5/6/2029	5,851,549	5,753,676	5,851,549
COP Foundations Acquisitions Inc. (f)(i)(l)	Delayed Draw Term Loan		-		-	5/6/2029	-	(59,320)	-
COP Foundations Acquisitions Inc. (f)(i)(l)	Revolving Credit Facility		-		-	5/6/2029	-	(29,573)	-
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR	+	6.50%	11.20%	11/2/2029	12,476,234	12,196,164	11,889,851
Door Pro Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan		-		-	11/2/2029	-	(108,688)	(351,635)
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	6.50%	11.26%	11/2/2029	1,019,231	946,904	859,551
Mustang Prospects Purchaser LLC (j)(l)(m)	Term Loan	SOFR	+	5.00%	9.60%	6/13/2031	15,560,107	15,406,940	15,311,146
Mustang Prospects Purchaser LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR	+	5.00%	10.25%	6/13/2031	1,678,051	1,652,452	1,629,387
Mustang Prospects Purchaser LLC (f)(j)(l)	Revolving Credit Facility		-		-	6/13/2031	-	(21,938)	(36,612)
NAM Acquisition Co LLC (j)(l)(m)	Term Loan	SOFR	+	5.00%	9.85%	7/16/2030	11,628,111	11,456,174	11,453,689
NAM Acquisition Co LLC (f)(j)(l)	Delayed Draw Term Loan		-		-	7/16/2030	-	(23,448)	(24,225)
NAM Acquisition Co LLC (f)(j)(l)	Revolving Credit Facility		-		-	7/16/2030	-	(23,409)	(24,225)
Quick Roofing Acquisition, LLC (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.20%	12/22/2029	10,575,820	10,334,517	10,575,820
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility		-		-	12/22/2029	-	(21,860)	-
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.50%	10.20%	12/22/2029	9,742,623	9,437,662	9,742,623
SCP WQS Buyer, LLC (i)(l)(m)	Term Loan	SOFR	+	5.75%	10.35%	10/2/2028	7,619,021	7,474,056	7,588,545
SCP WQS Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	5.75%	10.50%	10/2/2028	10,704,936	10,383,836	10,634,164
SCP WQS Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR	+	5.75%	10.35%	10/2/2028	160,000	141,899	156,000
Spin Holdco Inc (h)(j)(l)(n)	Term Loan	SOFR	+	4.00%	9.26%	3/4/2028	4,961,440	4,462,860	4,324,738

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
USW Buyer, LLC (i)(m)	Term Loan	SOFR	+	6.25%	10.95%	11/3/2028	4,912,500	$4,783,427	$4,573,538
USW Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR	+	6.25%	10.95%	11/3/2028	8,600,125	8,438,208	7,868,066
								102,580,539	102,021,970	15.12%
Specialized Finance
Nexus Buyer LLC (h)(l)(n)	Term Loan	SOFR	+	4.00%	8.85%	7/18/2031	7,500,000	7,462,500	7,430,850
WH Borrower LLC (h)(k)(l)	Term Loan	SOFR	+	5.50%	10.79%	2/15/2027	9,899,498	9,514,282	9,874,749
								16,976,782	17,305,599	2.56%
Specialty Chemicals
Herens US Holdco Corp (h)(j)(l)(n)	Term Loan	SOFR	+	3.93%	8.63%	7/3/2028	3,980,025	3,896,824	3,714,557
M2S Group Intermediate Holdings Inc (h)(k)(l)(n)	Term Loan	SOFR	+	4.75%	9.85%	8/22/2031	5,000,000	4,652,635	4,775,000
USALCO, LLC (h)(k)(l)(n)	Term Loan	SOFR	+	4.00%	8.85%	9/30/2031	598,352	595,360	599,848
USALCO, LLC (f)(h)(k)(l)(n)	Delayed Draw Term Loan		-		-	9/30/2031	-	-	154
								9,144,819	9,089,559	1.35%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)(m)	Term Loan	SOFR	+	5.50%	10.25%	8/22/2028	6,418,750	6,347,504	6,418,750
Belt Power Holdings LLC (i)(m)	Term Loan	SOFR	+	5.50%	10.25%	8/22/2028	1,724,868	1,692,849	1,724,868
Foundation Building Materials Inc (h)(l)	Term Loan	SOFR	+	4.00%	9.25%	1/29/2031	6,957,519	6,967,196	6,781,583
								15,007,549	14,925,201	2.21%
Transaction & Payment Processing Services
MoneyGram International Inc (h)(k)(l)(n)	Term Loan	SOFR	+	4.75%	9.68%	6/3/2030	9,452,500	9,428,869	8,941,498
								9,428,869	8,941,498	1.32%
Total First Lien Debt								1,040,682,128	1,042,255,961	154.38%
Second Lien Debt
Property & Casualty Insurance
Asurion LLC (h)(l)	Term Loan	SOFR	+	5.25%	10.21%	1/31/2028	2,000,000	1,940,177	1,869,640
Asurion LLC (h)(l)	Term Loan	SOFR	+	5.25%	10.21%	1/20/2029	5,000,000	4,788,439	4,610,950
								6,728,616	6,480,590	0.96%
Total Second Lien Debt								6,728,616	6,480,590	0.96%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Equity
Diversified Financial Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				293,460	$293,460	$293,460
						293,460	293,460	0.04%
Diversified Support Services
Air Control Concepts Holdings, L.P (n)(o)	Class A-1 Units				11,004	110,035	390,845
						110,035	390,845	0.06%
Environmental & Facilities Services
Erosion Holdings, LLC (o)	Class A Units				175	175,230	175,230
						175,230	175,230	0.03%
Food Distributors
MFI Group Holdings LLC (o)	Class A Units				201	201,269	217,674
						201,269	217,674	0.03%
Health Care Services
Tiger Healthcare Holdings, LLC (l)(o)	Class A Interest				438,750	562,500	548,438
						562,500	548,438	0.08%
Health Care Technology
RXS Enterprises LLC (l)(o)	Preferred Units				74,735	401,494	424,492
RXS Enterprises LLC (l)(o)	Senior Preferred Units				119,927	119,927	119,927
						521,421	544,419	0.08%
Human Resource & Employment Services
FCA Partners LLC (n)(o)	Common Units				200,000	2	2
FCA Partners LLC (n)(o)	Class A Preferred Units				200,000	200,000	120,000
						200,002	120,002	0.02%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (l)(o)	Common Units				464	$46,374	$78,504
Endurance PT Technology Holdings LLC (l)(o)	Preferred Units				417	417,367	433,894
MoboTrex Ultimate Holdings, LLC (o)	Class A-2 Units				443,011	443,011	739,829
						906,752	1,252,227	0.18%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (l)(n)(o)	Equity Interest					588,357	570,203
						588,357	570,203	0.08%
Office Services & Supplies
MSE Acquisitions Inc (l)(n)(o)	Series A Preferred Stock				337	337,479	343,862
						337,479	343,862	0.05%
Packaged Foods & Meats
CCI Prime Holdings, LLC (o)	Series A Preferred Units				428	427,914	418,929
Sabrosura Super Holdings LLC (l)(o)	Class A Interest				241,693	290,031	290,031
						717,945	708,960	0.10%
Specialized Consumer Services
COP Foundations Investment, LLC (l)(o)	Class A Units				366,638	366,638	388,637
Door Pro Holdings LLC (l)(o)	Class A Units				340	339,744	154,223
NAM Group Holdings, LLC (o)	Class A Units				282,628	282,628	288,280
Quick Roofing Topco, LLC (l)(o)	Class A Interest				426,230	426,230	664,918
						1,415,240	1,496,058	0.22%
Total Equity						6,029,690	6,661,378	0.97%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.87% (h)(p)(q)	Investor Class Units				2,524,401	$2,524,401	$2,524,401
						2,524,401	2,524,401	0.37%
Total Money Market Mutual Funds						2,524,401	2,524,401	0.37%
Total Investments -- non-controlled/ non-affiliate						1,055,964,835	1,057,922,330	156.68%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (h)(l)(n)(g)	Mutual Fund				269,939	26,236,890	26,408,125
Fidelity High Income Central Fund (h)(l)(n)(g)	Mutual Fund				190,948	20,102,133	20,673,970
						46,339,023	47,082,095	6.97%
Total Fixed Income Mutual Funds						46,339,023	47,082,095	6.97%
Total Investments -- non-controlled/ affiliate						46,339,023	47,082,095	6.97%
Total Investment Portfolio						$1,102,303,858	$1,105,004,425	163.65%
(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), which reset monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024.
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
(i)
The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(j)
The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(k)
The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(m)
Security or portion of the security is pledged as collateral for BSPV Facility.
(n)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2024, non-qualifying assets amounted to $207,472,344 which represents 17.7% of total assets as calculated in accordance with regulatory requirements.
(o)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $6,661,378 or 1.0% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Security	Acquisition Date	Acquisition Cost ($)
FCA Partners LLC	4/17/2023	2
Air Control Concepts Holdings, L.P	4/11/2023	390,845
FCA Partners LLC	4/17/2023	120,000
CCI Prime Holdings, LLC	10/18/2023	418,929
WCI-BXC Investment Holdings LP	11/6/2023	570,203
Door Pro Holdings LLC	11/2/2023	154,223
Quick Roofing Topco, LLC	12/22/2023	664,918
Tiger Healthcare Holdings, LLC	2/27/2024	548,438
Endurance PT Technology Holdings LLC	2/29/2024	78,504
Endurance PT Technology Holdings LLC	2/29/2024	433,894
MFI Group Holdings LLC	4/8/2024	217,674
COP Foundations Investment, LLC	4/14/2024	388,637
MoboTrex Ultimate Holdings, LLC	6/7/2024	739,829
NAM Group Holdings, LLC	7/16/2024	288,280
MSE Acquisitions Inc	8/14/2024	343,862
Dragonfly Ultimate Holdings LLC	8/16/2024	293,460
RXS Enterprises LLC	8/12/2024	424,492
RXS Enterprises LLC	8/12/2024	119,927
Sabrosura Super Holdings LLC	8/22/2024	290,031
Erosion Holdings, LLC	9/30/2024	175,230

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

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

Fidelity Private Credit Fund (the “Fund”) is a non-diversified, closed-end management investment company formed as a Delaware statutory trust on March 23, 2022. The Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. The Fund commenced operations on March 13, 2023.

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2024 and December 31, 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Income Taxes

The Fund elected to be treated as a RIC under the Code for its taxable year ended December 31, 2023 and intends to qualify annually thereafter. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in provision for income and excise taxes on the consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of its ownership of certain portfolio investments. Deferred tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. Income or gains recognized as a result of these investments will be reflected as a current tax liability and expense. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of September 30, 2024, and December 31, 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $363,004 and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of $64,379 and $363,004, respectively, which was comprised of provision for taxes related to income of $168,493 and $168,493, respectively, provision for taxes related to realized gain on investments of $54,990 and $54,990, respectively, and benefit for deferred tax expense of $159,104 and provision for deferred tax expense of $139,521, respectively. For the three and nine months ended September 30, 2023, the Fund did not recognize any provisions for taxes.

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

As of September 30, 2024 and December 31, 2023, $0 and $66,312, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities. For the three and nine months ended September 30, 2024 and for the period from March 13, 2023 (commencement of operations) through September 30, 2023, the Fund did not incur any excise taxes. Excise taxes, if any, are recorded in the provision for income and excise taxes on the consolidated statements of operations.

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

Pursuant to Rule 2a-5 of the 1940 Act, the Board of Trustees (the “Board”) has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of the Fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

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

Non-Accrual Policy

Debt investments may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. As of September 30, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

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

Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation (depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. Management is currently evaluating the impact of the ASU but does not expect this guidance to materially impact its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024 for public business entities (PBEs), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact of the ASU but does not expect this guidance to materially impact its consolidated financial statements.

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

For the three and nine months ended September 30, 2024, management fees were $2,013,097 and $5,223,551, respectively, and there were no management fees waived. For the three and nine months ended September 30, 2023, management fees were $817,271 and $1,363,719, respectively. All management fees incurred in the nine months ended September 30, 2023 were voluntarily waived by the Adviser.

As of September 30, 2024 and December 31, 2023, $1,419,246 and $0, respectively, were payable to the Adviser for management fees.

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

Incentive Fee based on Income

The incentive fee based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Fund’s administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser agreed to waive the incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. For the three and nine months ended September 30, 2024, incentive fees based on income were $2,536,534 and $6,321,853, respectively. For the three and nine months ended September 30, 2023, incentive fees based on income were $868,982 and $1,358,786, respectively. All incentive fees based on income incurred in the nine months ended September 30, 2023 were voluntarily waived by the Adviser.

As of September 30, 2024 and December 31, 2023, $2,536,534 and $0, respectively, were payable to the Adviser for incentive fees based on income.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2024, ($559,708) and ($541,234), respectively, of expense reversals were recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations. For the three and nine months ended September 30, 2023, $251,624 and $436,886, respectively, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, $326,944 and $868,178, respectively, related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities, none of which is payable under the Advisory Agreement.

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

From time to time, FDS (in its capacity as both the Adviser and the Administrator) or its affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or its affiliates under the Advisory Agreement or Administration Agreement, the Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

For the three and nine months ended September 30, 2024, the Fund incurred $521,000 and $1,352,925, respectively, in expenses under the Administration Agreement, which were recorded as Administration Fees on the consolidated statements of operations. For the three and nine months ended September 30, 2023, the Fund incurred $211,522 and $352,463, respectively, in expenses under the Administration Agreement, pro-rated for the period March 13 (commencement of operations) through September 30, 2023, which were recorded as Administration Fees on the consolidated statements of operations.

As of September 30, 2024, $355,811 was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, $109,398 was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2024, the Fund incurred $244,205 and $634,183, respectively, for transfer agency services which were recorded in other general and administrative expenses. For the three and nine months ended September 30, 2023, the Fund incurred $99,151 and $165,217, respectively, of fees for transfer agency services, pro-rated for the period March 13 (commencement of operations) through September 30, 2023, and were recorded in other general and administrative expenses.

As of September 30, 2024, $166,787 was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, $51,238 was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

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

For the three and nine months ended September 30, 2024, the Fund incurred distribution and shareholder servicing fees for Class S of $474 and $552, respectively. For the three and nine months ended September 30, 2024 the Fund incurred distribution and shareholder servicing fees for Class D of $7 and $20, respectively. For the three and nine months ended September 30, 2023, the Fund did not incur any distribution and shareholder servicing fees for Class S and Class D.

As of September 30, 2024 and December 31, 2023 there was $367 and $9, respectively, payable and recorded in due to affiliates, net and shareholder servicing fee payable, respectively, in the consolidated statements of assets and liabilities.

Affiliate Ownership

As of September 30, 2024, an affiliate of the Adviser held 425 shares (100%) and 423 shares (4%) of the Fund’s Class D Common Shares and Class S Common Shares, respectively.

As of December 31, 2023, an affiliate of the Adviser held 395 shares (100%) and 395 shares (100%) of the Fund’s Class D Common Shares and Class S Common Shares, respectively.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. For the twelve month period commencing the date of the Expense Support Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, administration fees, and other general and administrative expenses.

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

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s commencement of operations:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
March 31, 2024	454,648	—	—	*
June 30, 2024	136,913	—	—	*
September 30, 2024	213,374	—	—	*
Total	$4,197,279	$—	$—

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

Affiliated Investments

The table below presents the Fund’s affiliated investments as of September 30, 2024:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of September 30, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$—	$20,102,133	$—	$571,837	$—	$20,673,970	$216,182
Fidelity Floating Rate Central Fund	24,795,483	1,800,016	—	(187,374)	—	26,408,125	1,816,260
Total	$24,795,483	$21,902,149	$—	$384,463	$—	$47,082,095	$2,032,442

The table below presents the Fund’s affiliated investments as of December 31, 2023:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$—	$24,436,874	$—	$358,609	$—	$24,795,483	$949,591
Fidelity Investments Money Market Government Portfolio Class I	—	124,323,429	(124,323,429)	—	—	—	179,725
Total	$—	$148,760,303	$(124,323,429)	$358,609	$—	$24,795,483	$1,129,316

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

Due to/from Affiliates

As of September 30, 2024, the Fund owed a net amount of $309,570 to various affiliates, including $522,965 for expenses paid for administration fees, distribution fees, service fees and transfer agent fees and $213,395 to be received for expense reimbursements. These amounts are included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, the Fund was owed a net amount of $561,250, including $622,620 for expenses paid for administration fees, distribution fees and transfer agent fees and $1,183,870 to be received for expense reimbursements. These amounts are included in due from affiliates, net in the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,040,682,128	$1,042,255,961	94.3%	$482,753,585	$489,101,899	92.0%
Second Lien Debt	6,728,616	6,480,590	0.6%	—	—	0.0%
Equity	6,029,690	6,661,378	0.6%	2,002,315	2,240,826	0.4%
Mutual Funds	48,863,424	49,606,496	4.5%	39,765,291	40,123,900	7.6%
Total	$1,102,303,858	$1,105,004,425	100.0%	$524,521,191	$531,466,625	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Application Software	13.9%	19.4%
Health Care Services	11.0%	6.4%
Specialized Consumer Services	9.4%	13.2%
Industrial Machinery & Supplies & Components	9.1%	1.8%
Mutual Funds	4.5%	7.6%
Packaged Foods & Meats	4.0%	3.7%
Environmental & Facilities Services	3.1%	3.7%
Human Resource & Employment Services	2.9%	0.0%
Health Care Technology	2.7%	0.0%
Life Sciences Tools & Services	2.5%	5.2%
Health Care Facilities	2.5%	2.4%
Research & Consulting Services	2.4%	0.0%
Aerospace & Defense	2.2%	1.7%
Diversified Support Services	2.2%	8.0%
Building Products	2.1%	1.2%
Electrical Components & Equipment	1.7%	0.0%
Automotive Parts & Equipment	1.7%	3.7%
Property & Casualty Insurance	1.7%	0.0%
Specialized Finance	1.6%	1.9%
Diversified Financial Services	1.5%	0.9%
Insurance Brokers	1.5%	3.8%
Data Processing & Outsourced Services	1.4%	0.0%
Trading Companies & Distributors	1.3%	1.2%
Soft Drinks & Non-Alcoholic Beverages	1.3%	2.1%
Air Freight & Logistics	0.9%	2.8%
Pharmaceuticals	0.9%	1.9%
Advertising	0.9%	1.6%
Specialty Chemicals	0.8%	0.0%
Transaction & Payment Processing Services	0.8%	0.0%
Commodity Chemicals	0.8%	1.6%
Electronic Components	0.8%	0.0%
Health Care Supplies	0.7%	0.0%
Oil & Gas Refining & Marketing	0.7%	1.4%
Office Services & Supplies	0.6%	0.0%
Security & Alarm Services	0.5%	0.0%
Fertilizers & Agricultural Chemicals	0.5%	0.0%
Internet Services & Infrastructure	0.5%	0.0%
Education Services	0.4%	1.4%
Diversified Chemicals	0.4%	0.0%
Food Retail	0.4%	1.4%
Health Care Distributors	0.4%	0.0%
Food Distributors	0.4%	0.0%
Home Improvement Retail	0.4%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,067,525,001	96.6%	158.1%	$489,333,017	92.1%	120.6%
Australia	32,341,624	2.9%	4.8%	31,851,963	6.0%	7.8%
Canada	4,206,769	0.4%	0.6%	10,281,645	1.9%	2.5%
Luxembourg	931,031	0.1%	0.1%	—	0.0%	0.0%
Total	$1,105,004,425	100.0%	163.6%	$531,466,625	100.0%	130.9%

As of September 30, 2024 and December 31, 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2024 and December 31, 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$180,471,226	$861,784,735	1,042,255,961
Second Lien Debt	—	6,480,590	—	6,480,590
Equity	—	—	6,661,378	6,661,378
Money Market Mutual Funds	2,524,401	—	—	2,524,401
Fixed Income Mutual Funds	47,082,095	—	—	47,082,095
Total Investments	$49,606,496	$186,951,816	$868,446,113	$1,105,004,425

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$63,355,799	$425,746,100	$489,101,899
Second Lien Debt	—	—	—	—
Equity	—	—	2,240,826	2,240,826
Mutual Funds	40,123,900	—	—	40,123,900
Total Investments	$40,123,900	$63,355,799	$427,986,926	$531,466,625

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$2,240,826	$427,986,926
Purchases of investments	545,285,710	4,137,411	549,423,121
Proceeds from principal repayments and sales of investments	(100,288,814)	(386,977)	(100,675,791)
Accretion of discount/ amortization of premium	3,233,521	—	3,233,521
Net realized gain (loss)	(261,310)	276,942	15,632
Transfer into Level 3	—	—	—
Transfer out of Level 3	(9,925,000)	—	(9,925,000)
Net change in unrealized appreciation (depreciation)	(2,005,472)	393,176	(1,612,296)
Fair value, end of period	$861,784,735	$6,661,378	$868,446,113
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024	$(523,823)	$393,178	$(130,645)

	Nine Months Ended September 30, 2023
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	246,351,396	220,070	246,571,466
Proceeds from principal repayments and sales of investments	(1,062,059)	—	(1,062,059)
Accretion of discount/ amortization of premium	485,277	—	485,277
Net change in unrealized appreciation (depreciation)	2,436,191	63,161	2,499,352
Fair value, end of period	$248,210,805	$283,231	$248,494,036
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$2,436,191	$63,161	$2,499,352

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

The following provides information on Level 3 securities held by the Fund that were valued at September 30, 2024 and December 31, 2023 based on unobservable inputs:

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$861,784,735	Market approach	Transaction price	$98.00	$100.00	$99.04	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	9.00	9.00	9.00	Increase
		Discounted cash flow	Yield	7.9%	13.3%	9.6%	Decrease
Equity	6,661,378	Market approach	Transaction price	$32.52	$1,000.00	$334.08	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	4.00	17.00	10.20	Increase

Total	$868,446,113

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$425,746,100	Market approach	Transaction price	$73.96	$97.50	$83.19	Increase
		Indicative market price	Evaluated bid	$97.00	$99.50	$99.09	Increase
		Discounted cash flow	Yield	9.4%	13.0%	10.9%	Decrease
Equity	2,240,826	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	7.50	17.50	11.60	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$427,986,926

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2024 and December 31, 2023, approximates fair value.

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

The following table details the unfunded loan commitments at September 30, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,556,596
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	777,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	1,877,418
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	992,494
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	1,848,541
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	1,000,309
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
COP Foundations Acquisitions Inc.	Delayed Draw Term Loan	5/6/2029	7,332,769
COP Foundations Acquisitions Inc.	Revolving Credit Facility	5/6/2029	1,833,192
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	3,667,343
Cytracom, LLC	Revolving Credit Facility	6/28/2027	2,037,413
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,378,205

At September 30, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	$7,825,592
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Holdings, LLC	Delayed Draw Term Loan	9/30/2029	5,257,028
Erosion Holdings, LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,206,687
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Hobbs & Associates LLC	Delayed Draw Term Loan	7/23/2031	681,818
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	487,755
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,163,265
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	1,614,779
LACO Industries, LLC	Revolving Credit Facility	7/2/2030	1,487,153
Midas Foods International, LLC	Revolving Credit Facility	4/30/2029	2,012,694
Midas Foods International, LLC	Delayed Draw Term Loan	4/30/2029	6,038,082
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Delayed Draw Term Loan	6/7/2030	3,987,103
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	1,329,034
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,687,396
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,983,151
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	3,260,000
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	258,972
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	4,175,410
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
Routeware, Inc.	Delayed Draw Term Loan	9/18/2031	8,485,846
Routeware, Inc.	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	301,583
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	5,428,489
RxStrategies, Inc.	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	7,051,948
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	2,304,229
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	6,988,085
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	840,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	1,848,437
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USALCO, LLC	Delayed Draw Term Loan	9/30/2031	61,648
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	2,350,000
VRC Companies LLC	Delayed Draw Term Loan	6/29/2027	3,777,778
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$196,253,624

The following table details the unfunded loan commitments at December 31, 2023:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$2,068,966
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	6,724,138
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	9,312,500
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	1,000,000
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,701,321
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	733,333
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	2,185,718
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	510,204
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	4,969
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
Omnia Partners LLC	Delayed Draw Term Loan	7/25/2030	637,604
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	753,769
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	13,918,033
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	14,558,511
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,000,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	5,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$99,264,288

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Fund’s asset coverage was 243% and 483%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024 were $426,809,783 and 7.30% and $307,834,226 and 7.30%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2023 were $18,573,529 and 7.29% and $17,750,000 and 7.09%, respectively. The Fund’s outstanding borrowings at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$377,000,000	$377,000,000
BSPV Facility	250,000,000	95,500,000	95,500,000
Total	$750,000,000	$472,500,000	$472,500,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
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

For the three and nine months ended September 30, 2024 and 2023 the components of interest expense were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$7,641,500	$261,947
Facility unused fees	129,800	427,677
Amortization of financing costs	438,930	225,690
Total Interest Expense	$8,210,230	$915,314

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$16,730,862	$496,124
Facility unused fees	553,203	922,865
Amortization of financing costs	990,769	494,561
Total Interest Expense	$18,274,834	$1,913,550

Revolving Credit Facilities

On March 17, 2023, the Fund entered into a senior secured revolving credit facility (“JPMorgan Lending Facility”) with JPMorgan Chase Bank, NA (“JPM”) and the lender parties. JPM serves as administrative agent and collateral agent under the JPMorgan Lending Facility.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies under the JPMorgan Lending Facility. Advances under the JPMorgan Lending Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the agreement) in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the agreement). Advances under the JPMorgan Lending Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the agreement. The Fund will also pay a fee of 0.375% on average daily undrawn amounts under the JPMorgan Lending Facility.

The initial principal commitment amount of the JPMorgan Lending Facility was $460 million. On June 13, 2024, the Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $500 million. The principal commitment amount is subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1 billion, subject to the satisfaction of certain conditions.

The JPMorgan Lending Facility is guaranteed by certain subsidiaries of the Fund, and will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the JPMorgan Lending Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the agreement.

The JPMorgan Lending Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $60,000,000 limit for swingline loans.

The availability period under the JPMorgan Lending Facility will terminate on March 17, 2027 (the “Commitment Termination Date”) and the JPMorgan Lending Facility will mature on March 17, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the JPMorgan Lending Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The agreement includes customary affirmative and negative covenants, including financial covenants requiring the Fund to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The Fund had $377,000,000 and $105,848,459 outstanding on the JPMorgan Lending Facility as of September 30, 2024 and December 31, 2023, respectively. Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of September 30, 2024 and December 31, 2023, the Fund had borrowings denominated in the following non-USD currencies: Canadian Dollars (CAD) $0 and $15,848,459, respectively. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. For the three and nine months ended September 30, 2024, $0 and ($25,837), of change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation in the Fund’s consolidated statements of operations.

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

The BSPV had $95,500,000 outstanding on the BSPV Facility as of September 30, 2024. There was no balance outstanding as of December 31, 2023.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,262,752	$84,131,811	9,972,525	$257,533,754
Share transfers between classes	—	—	—	—
Distributions reinvested	336,202	8,666,169	880,411	22,735,570
Share repurchases	(73,416)	(1,890,472)	(363,682)	(9,392,901)
Early repurchase deduction	—	7,371	—	14,019
Net increase (decrease)	3,525,538	$90,914,879	10,489,254	$270,890,442
CLASS S
Subscriptions	7,492	193,474	9,355	241,724
Share transfers between classes	—	—	—	—
Distributions reinvested	103	2,677	122	3,157
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	7,595	$196,151	9,477	$244,881
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	10	266	30	778
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	10	$266	30	$778
Total net increase (decrease)	3,533,143	$91,111,296	10,498,761	$271,136,101

The following table summarizes transactions in Common Shares the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,991,913	$101,189,704	11,511,583	$290,091,604
Share transfers between classes	—	—	—	—
Distributions reinvested	129,243	3,276,568	173,869	4,403,471
Share repurchases	(11,708)	(298,816)	(13,757)	(349,855)
Early repurchase deduction	—	5,878	—	6,898
Net increase (decrease)	4,109,448	$104,173,334	11,671,695	$294,152,118

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the nine months ended September 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78
April 30, 2024	25.84	25.84	25.84
May 31, 2024	25.89	25.89	25.89
June 30, 2024	25.85	25.85	25.85
July 31, 2024	25.80	25.80	25.80
August 31, 2024	25.72	25.72	25.72
September 30, 2024	25.75	25.75	25.75

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
March 31, 2023	$25.31	$—	$—
April 30, 2023	25.27	—	—
May 31, 2023	25.24	—	—
June 30, 2023	25.32	—	—
July 31, 2023	25.32	—	—
August 31, 2023	25.40	—	—
September 30, 2023	25.52	—	—

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
			$1.9575	$42,228,106

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
			$1.7928	$5,975

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
			$1.9089	$785

For the nine months ended September 30, 2023 the Fund made distributions as detailed in the table below.

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
			$1.2350	$10,185,480

For the nine months ended September 30, 2023 there were no Class S or Class D distributions.

Character of Distributions

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.96	$42,228,106	$1.79	$5,975	$1.91	$785
Net realized gains (losses)	—	—	—	—	—	—
Total	$1.96	$42,228,106	$1.79	$5,975	$1.91	$785

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2023.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.24	$10,185,480	$—	$—	$—	$—
Net realized gains (losses)	—	—	—	—	—	—
Total	$1.24	$10,185,480	$—	$—	$—	$—

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
August 30, 2024	5%	$25.75	September 30, 2024	$1,883,101	73,416	0.32%
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

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30, 2024
	Class I	Class S	Class D
Per Share Activity
Net asset value, beginning of period	$25.81	$25.81	$25.81
Net investment income (loss) A	2.09	1.92	2.04
Net realized and change in unrealized gain (loss) A	(0.19)	(0.19)	(0.19)
Net increase (decrease) in net assets resulting from operations	1.90	1.73	1.85
Distributions	(1.96)	(1.79)	(1.91)
Net asset value, end of period	$25.75	$25.75	$25.75
Total return B	7.58%	6.90%	7.38%
Ratios to Average Net Assets: G
Net investment income (loss) D	11.14%	10.28%	10.89%
Expenses, gross C,D	7.58%	8.44%	7.83%
Expenses, net of waivers C,D,E	7.45%	8.31%	7.70%
Portfolio turnover F	28.81%	28.81%	28.81%
Supplemental Data:
Expenses, net of waivers, excluding income and excise tax expense and interest expense C,D,E,G	3.02%	3.87%	3.27%
Expenses, net of waivers, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E,G	0.72%	1.58%	0.97%

	Nine Months Ended September 30, 2023
	Class I	Class S	Class D
Per Share Activity
Net asset value, beginning of period	$25.00	$—	$—
Net investment income (loss) A	1.37	—	—
Net realized and change in unrealized gain (loss) A	0.39	—	—
Net increase (decrease) in net assets resulting from operations	1.76	—	—
Distributions	(1.24)	—	—
Net asset value, end of period	$25.52	$—	$—
Total return B	7.17%	—%	—%
Ratios to Average Net Assets: C,G
Net investment income (loss) D	9.93%	—%	—%
Expenses, gross D	6.28%	—%	—%
Expenses, net of waivers D,E	2.74%	—%	—%
Portfolio turnover F	0.69%	—%	—%
Supplemental Data:
Expenses, net of waivers, excluding interest expense D,E,G	0.94%	—%	—%
Expenses, net of waivers, excluding management and incentive fees and interest expense D,E,G	0.70%	—%	—%

A. Calculated based on weighted average shares outstanding during the period.

B. Total returns of less than 1 year are not annualized.

C. Expense ratios reflect operating expenses of the Fund.

D. For the nine months ended September 30, 2024, amounts are annualized except for incentive fees, amortization of deferred offering costs and proxy expenses. For the nine months ended September 30, 2023, amounts are annualized except for incentive fees, escrow fees and organization expenses, as applicable.

E. Waivers include expense support, management fees waived and income based incentive fees waived, as applicable.

F. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the average fair value of the portfolio securities, excluding short-term securities.

G. Annualized.

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2024, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s financial statements except as disclosed below.

Subscriptions

The Fund received $30.3 million of net proceeds from the issuance of Class I, Class D, and Class S shares for subscriptions effective October 1, 2024, including $3.2 million of shares purchased through the dividend reinvestment plan.

The Fund received $34.1 million of net proceeds from the issuance of Class I, Class D, and Class S shares for subscriptions effective November 1, 2024, not including any shares purchased through the dividend reinvestment plan.

Distributions

On October 28, 2024, the Fund declared net distributions of $0.1750 per Class I share, $0.1568 per Class S share, and $0.1696 per Class D share, all of which are payable to shareholders of record as of the open of business on October 31, 2024, and will be paid on or about November 29, 2024.

Additionally, on October 28, 2024, the Fund declared variable supplemental distributions for Class I, Class S, and Class D common shares in the amount of $0.0425 per share. The variable supplemental distributions are payable to shareholders of record as of the open of business on October 31, 2024 and will be paid on or about November 29, 2024.

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

Overview

The Fund is an externally managed, non-diversified closed-end management investment company formed as a Delaware statutory trust on March 23, 2022 that elected to be treated as a BDC under the 1940 Act. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. The Fund elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Portfolio and Investment Activity

For the nine months ended September 30, 2024, we acquired $859.1 million aggregate principal amount of investments (including $134.8 million of unfunded commitments).

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2024	2023
Investments:
Total investments, beginning of period	$524,521,191	$—
New investments purchased	775,171,506	348,040,627
Net purchases (sales) of short-term securities	(12,804,016)	—
Net accretion of discount on investments	3,697,366	748,691
Net realized gain (loss) on investments	(456,103)	—
Investments sold or repaid	(187,826,086)	(10,814,832)
Total Investments, End of Period	$1,102,303,858	$337,974,486

Number of portfolio companies	123	34
Weighted average yield on debt, at amortized cost(1)	10.36%	11.45%
Weighted average yield on debt, at fair value(2)	10.35%	11.45%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

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

Our investments consisted of the following:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,040,682,128	$1,042,255,961	94.3%	$482,753,585	$489,101,899	92.0%
Second Lien Debt	6,728,616	6,480,590	0.6%	—	—	0.0%
Equity	6,029,690	6,661,378	0.6%	2,002,315	2,240,826	0.4%
Mutual Funds	48,863,424	49,606,496	4.5%	39,765,291	40,123,900	7.6%
Total	$1,102,303,858	$1,105,004,425	100.0%	$524,521,191	$531,466,625	100.0%

As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Application Software	13.9%	19.4%
Health Care Services	11.0%	6.4%
Specialized Consumer Services	9.4%	13.2%
Industrial Machinery & Supplies & Components	9.1%	1.8%
Mutual Funds	4.5%	7.6%
Packaged Foods & Meats	4.0%	3.7%
Environmental & Facilities Services	3.1%	3.7%
Human Resource & Employment Services	2.9%	0.0%
Health Care Technology	2.7%	0.0%
Life Sciences Tools & Services	2.5%	5.2%
Health Care Facilities	2.5%	2.4%
Research & Consulting Services	2.4%	0.0%
Aerospace & Defense	2.2%	1.7%
Diversified Support Services	2.2%	8.0%
Building Products	2.1%	1.2%
Electrical Components & Equipment	1.7%	0.0%
Automotive Parts & Equipment	1.7%	3.7%
Property & Casualty Insurance	1.7%	0.0%
Specialized Finance	1.6%	1.9%
Diversified Financial Services	1.5%	0.9%
Insurance Brokers	1.5%	3.8%
Data Processing & Outsourced Services	1.4%	0.0%
Trading Companies & Distributors	1.3%	1.2%
Soft Drinks & Non-Alcoholic Beverages	1.3%	2.1%
Air Freight & Logistics	0.9%	2.8%
Pharmaceuticals	0.9%	1.9%
Advertising	0.9%	1.6%
Specialty Chemicals	0.8%	0.0%
Transaction & Payment Processing Services	0.8%	0.0%
Commodity Chemicals	0.8%	1.6%
Electronic Components	0.8%	0.0%
Health Care Supplies	0.7%	0.0%
Oil & Gas Refining & Marketing	0.7%	1.4%
Office Services & Supplies	0.6%	0.0%
Security & Alarm Services	0.5%	0.0%
Fertilizers & Agricultural Chemicals	0.5%	0.0%
Internet Services & Infrastructure	0.5%	0.0%
Education Services	0.4%	1.4%
Diversified Chemicals	0.4%	0.0%
Food Retail	0.4%	1.4%
Health Care Distributors	0.4%	0.0%
Food Distributors	0.4%	0.0%
Home Improvement Retail	0.4%	0.0%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,067,525,001	96.6%	158.1%	$489,333,017	92.1%	120.6%
Australia	32,341,624	2.9%	4.8%	31,851,963	6.0%	7.8%
Canada	4,206,769	0.4%	0.6%	10,281,645	1.9%	2.5%
Luxembourg	931,031	0.1%	0.1%	—	0.0%	0.0%
Total	$1,105,004,425	100.0%	163.6%	$531,466,625	100.0%	130.9%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2024 and December 31, 2023:

Rating	September 30, 2024	December 31, 2023
1	—	—
2	$1,036,348,012	$489,101,899
3	12,388,539	—
4	—	—
5	—	—
Total	$1,048,736,551	$489,101,899

Results of Operations

The following table represents the operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$31,655,006	$8,332,754	$77,358,333	$13,548,520
Net expenses	13,380,716	1,633,364	32,282,886	3,115,962
Net investment income (loss) before taxes	18,274,290	6,699,390	45,075,447	10,432,558
Provision for income and tax expense	168,493	—	168,493	—
Net investment income (loss) after taxes	18,105,797	6,699,390	44,906,954	10,432,558
Net realized gain (loss)	516,688	—	62,701	—
Net change in unrealized appreciation (depreciation)	(4,706,718)	2,012,986	(4,410,225)	3,495,089
Net increase (decrease) in net assets resulting from operations	$13,915,767	$8,712,376	$40,559,430	$13,927,647

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$30,117,236	$7,746,031	$73,806,129	$12,749,869
Dividend income	1,037,918	586,723	2,688,772	798,651
Other income	499,852	—	863,432	—
Total Investment Income	$31,655,006	$8,332,754	$77,358,333	$13,548,520

For the three and nine months ended September 30, 2024, total investment income was $31.7 million and $77.4 million, respectively, driven by the combination of continued deployment and the performance of our investment portfolio. The size of our investment portfolio at fair value was $1.1 billion at September 30, 2024 and our weighted average yield on debt, at fair value, was 10.35%. For the three and nine months ended September 30, 2023, total investment income was $8.3 million and $13.5 million, respectively, driven by our deployment of capital during the year. The size of our investment portfolio at fair value was $341.5 million at September 30, 2023 and our weighted average yield on debt, at fair value, was 11.45%.

The interest rate environment was stable for most of the quarter, as evidenced by SOFR remaining within a tight range around 5.30% through September 18, 2024. During this same timeframe spreads in the lower and core middle market, our primary area of focus, modestly compressed from levels seen roughly a year ago. As a result, the weighted average yields on debt are slightly lower than prior periods though our investment income continued to grow due to the significant, continued growth of the Fund’s portfolio.

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$8,210,230	$915,314	$18,274,834	$1,913,550
Management fees	2,013,097	817,271	5,223,551	1,363,719
Income based incentive fees	2,536,534	868,982	6,321,853	1,358,786
Capital gains incentive fees	(559,708)	251,624	(541,234)	436,886
Distribution and shareholder servicing fees
Class S	474	—	552	—
Class D	7	—	20	—
Administration fees	521,000	211,522	1,352,925	352,463
Custodian fees	5	—	5	—
Organization expenses	—	2,506	—	3,669
Amortization of deferred offering costs	—	384,670	291,680	862,329
Board of Trustees’ fees	57,279	54,459	159,825	228,692
Professional fees	272,750	244,463	648,794	887,651
Other general and administrative expenses	542,422	227,841	1,355,016	461,610
Total Expenses Before Reductions	13,594,090	3,978,652	33,087,821	7,869,355
Expense support	(213,374)	(651,125)	(804,935)	(2,022,978)
Management fees waived	—	(825,181)	—	(1,371,629)
Income based incentive fees waived	—	(868,982)	—	(1,358,786)
Net Expenses	13,380,716	1,633,364	32,282,886	3,115,962
Provision for income and excise taxes	168,493	—	168,493	—
Net Expenses After Taxes	$13,549,209	$1,633,364	$32,451,379	$3,115,962

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2024, was $8.2 million and $18.3 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2023, was $0.9 million and $1.9 million, respectively. The increase in interest expense was primarily driven by greater borrowings under our credit facilities as we continue to grow the portfolio. The average principal balance outstanding increased from $17.8 million for the nine months ended September 30, 2023 to $307.8 million for the nine months ended September 30, 2024.

Management Fees

For the three and nine months ended September 30, 2024, management fees were $2.0 million and $5.2 million, respectively. For the three and nine months ended September 30, 2023 management fees were $0.8 million and $1.4 million, respectively. The Adviser waived management fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $0.8 million and $1.4 million, respectively, for the three and nine months ended September 30, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three and nine months ended September 30, 2024, income based incentive fees were $2.5 million and $6.3 million, respectively. For the three and nine months ended September 30, 2023, income based incentive fees were $0.9 million and $1.4 million, respectively. The Adviser waived income based incentive fees from March 13, 2023 (commencement of operations) through December 31, 2023, which resulted in a waiver of $0.9 million and $1.4 million, for the three and nine months ended September 30, 2023.

Capital Gains Based Incentive Fees

For the three and nine months ended September 30, 2024, we recognized reductions in accrued capital gains incentive fees of ($0.6) million and ($0.5) million, respectively, none of which is payable under the Advisory Agreement. For the three and nine months ended September 30, 2023, we accrued capital gains incentive fees of $0.3 million and $0.4 million, respectively, none of which was payable under the Advisory Agreement. For the three and nine months ended September 30, 2024, the change in accrued incentive fees was attributable to net realized and change in unrealized losses of ($4.2) million and of ($4.3) million, respectively. For the three and nine months ended September 30, 2023, the change in accrued incentive fees was attributable to net realized and change in unrealized gains of $2.0 million and $3.5 million, respectively. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Fund. Administration fees represent expenses incurred for services provided by FDS in its capacity as Administrator in accordance with the terms of the Administration Agreement. Other general and administrative expenses include insurance, filing, subscriptions and other costs.

Total other expenses were $1.4 million and $3.8 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $2.8 million for the three and nine months ended September 30, 2023, respectively. Total other expenses were primarily composed of professional fees, the amortization of our offering costs, administration fees, other general and administrative expenses and Board of Trustees’ fees. Increases in expenses were primarily driven by the larger portfolio and associated costs with managing the Fund.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify annually for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of its ownership of certain portfolio investments. Deferred tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. Income or gains recognized as a result of these investments will be reflected as a current tax liability and expense. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of September 30, 2024, and December 31, 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $363,004 and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of $64,379 and $363,004, respectively, which was comprised of provision for taxes related to income of $168,493 and $168,493, respectively, provision for taxes related to realized gain on investments of $54,990 and $54,990, respectively, and benefit for deferred tax expense of $159,104 and provision for deferred tax expense of $139,521, respectively. For the three and nine months ended September 30, 2023, the Fund did not recognize any provisions for taxes.

As of September 30, 2024 and December 31, 2023, $0 and $66,312, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities. For the three and nine months ended September 30, 2024 and for the period from March 13, 2023 (commencement of operations) through September 30, 2023, the Fund did not incur any excise taxes. Excise taxes, if any, are recorded in the provision for income and excise taxes on the consolidated statements of operations.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments	$571,676	$—	$(456,103)	$—
Net realized gain (loss) on foreign currency transactions	2	—	573,794	—
Benefit (provision) for taxes on realized gain on investments	(54,990)	—	(54,990)	—
Net Realized Gain (Loss)	$516,688	$—	$62,701	$—

For the three and nine months ended September 30, 2024, the Fund generated net realized gain on investments of $0.6 million and net realized loss on investments of $0.5 million, respectively, from the sale of investments. For the nine months ended September 30, 2024, the Fund generated a net realized gain on foreign currency transaction of $0.6 million primarily due to the repayment of borrowings denominated in foreign currencies during the second fiscal quarter. For the three and nine months ended September 30, 2023, the Fund did not generate any realized gain (loss).

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(5,400,045)	$1,872,683	$(4,629,330)	$3,265,921
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	534,223	140,303	384,463	229,168
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	(25,837)	—
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	159,104	—	(139,521)	—
Net change in unrealized appreciation (depreciation)	$(4,706,718)	$2,012,986	$(4,410,225)	$3,495,089

For the three and nine months ended September 30, 2024, the fair value of our debt investments decreased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset predominantly by the performance of several portfolio companies. The net change in unrealized appreciation for the three and nine months ended September 30, 2023, was primarily due to the spread tightening in the credit market. For the three and nine months ended September 30, 2024, the Fund incurred a change in unrealized depreciation due to the reversal of unrealized appreciation on borrowings denominated in foreign currencies recognized during the quarter ended March 31, 2024 and the year ended December 31, 2023. The change in unrealized depreciation is offset by a realized gain on foreign currency transactions realized upon repayment of foreign denominated borrowings.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facilities, income earned and repayments on principal on our debt investments. The primary uses of our cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs, (iv) funding repurchases under our share repurchase program and (v) cash distributions to the holders of our shares.

As of September 30, 2024 and December 31, 2023, we had two revolving credit facilities outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024 and December 31, 2023, the Fund had $472.5 million and $105.8 million of debt outstanding under our revolving credit facilities, respectively. As of September 30, 2024 and December 31, 2023 and our asset coverage ratio was 243% and 483%, respectively.

Cash as of September 30, 2024, taken together with our $277.5 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. We plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities for new investments.

Although we have attractive financing arrangements, any disruption in the financial markets or any other negative economic development could restrict our access to incremental financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained previously. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of September 30, 2024, we had $23.7 million in cash. During the nine months ended September 30, 2024, cash used in operating activities was $570.4 million primarily as a result of funding new investments modestly offset by sales of investments and principal repayments. Cash provided by financing activities was $592.7 million during the period primarily as a result of new share issuances and net borrowings, partially offset by share repurchases and distributions to shareholders.

As of September 30, 2023 we had $0.6 million in cash. During the nine months ended September 30, 2023, cash used in operating activities was $324.1 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $324.7 million during the period, primarily as a result of new share issuances and net borrowings, partially offset by the payment of financing costs.

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,262,752	$84,131,811	9,972,525	$257,533,754
Share transfers between classes	—	—	—	—
Distributions reinvested	336,202	8,666,169	880,411	22,735,570
Share repurchases	(73,416)	(1,890,472)	(363,682)	(9,392,901)
Early repurchase deduction	—	7,371	—	14,019
Net increase (decrease)	3,525,538	$90,914,879	10,489,254	$270,890,442
CLASS S
Subscriptions	7,492	193,474	9,355	241,724
Share transfers between classes	—	—	—	—
Distributions reinvested	103	2,677	122	3,157
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	7,595	$196,151	9,477	$244,881
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	10	266	30	778
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	10	$266	30	$778
Total net increase (decrease)	3,533,143	$91,111,296	10,498,761	$271,136,101

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,991,913	$101,189,704	11,511,583	$290,091,604
Share transfers between classes	—	—	—	—
Distributions reinvested	129,243	3,276,568	173,869	4,403,471
Share repurchases	(11,708)	(298,816)	(13,757)	(349,855)
Early repurchase deduction	—	5,878	—	6,898
Net increase (decrease)	4,109,448	$104,173,334	11,671,695	$294,152,118

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
			$1.9575	$42,228,106

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
			$1.7928	$5,975

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
			$1.9089	$785

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023.

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
			$1.2350	$10,185,480

For the nine months ended September 30, 2023 there were no Class S or Class D distributions.

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

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.96	$42,228,106	$1.79	$5,975	$1.91	$785
Net realized gains (losses)	—	—	—	—	—	—
Total	$1.96	$42,228,106	$1.79	$5,975	$1.91	$785

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2023.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.24	$10,185,480	$—	$—	$—	$—
Net realized gains (losses)	—	—	—	—	—	—
Total	$1.24	$10,185,480	$—	$—	$—	$—
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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
August 30, 2024	5%	$25.75	September 30, 2024	$1,883,101	73,416	0.32%
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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024 were $426.8 million and 7.30% and $307.8 million and 7.30%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2023 were $18.6 million and 7.29% and $17.8 million and 7.09%, respectively. Our outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$377,000,000	$377,000,000
BSPV Facility	250,000,000	95,500,000	95,500,000
Total	$750,000,000	$472,500,000	$472,500,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
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

The following table shows the contractual maturities of our debt obligations as of September 30, 2024:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
JPMorgan Lending Facility	$377,000,000	$—	$—	$377,000,000	$—
BSPV Facility	95,500,000	—	—	95,500,000	—
Total Debt Obligations	$472,500,000	$—	$—	$472,500,000	$—

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 Years	3 — 5 years	More than 5 years
JPMorgan Lending Facility	$105,848,459	$—	$—	$105,848,459	$—
Total Debt Obligations	$105,848,459	$—	$—	$105,848,459	$—

For additional information on our borrowings, refer to “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Our investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require us to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded commitments to borrowers in the aggregate principal amount of $196.3 million and $99.3 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of September 30, 2024, management is not aware of any pending or threatened litigation.

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

As of September 30, 2024, 100.0% of our debt investments at fair value were at floating rates. Based on our consolidated statement of assets and liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$32,067,247	$14,175,000	$17,892,247
Up 200 basis points	21,378,165	9,450,000	11,928,165
Up 100 basis points	10,689,082	4,725,000	5,964,082
Down 100 basis points	(10,689,082)	(4,725,000)	(5,964,082)
Down 200 basis points	(21,378,165)	(9,450,000)	(11,928,165)
Down 300 basis points	(32,067,247)	(14,175,000)	(17,892,247)

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

The following table sets forth information regarding repurchases of shares of our common stock during the nine months ended September 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
August 30, 2024	5%	$25.75	September 30, 2024	$1,883,101	73,416	0.32%
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

FIDELITY PRIVATE CREDIT FUND

Date: November 12, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: November 12, 2024	By:	/s/ John J. Burke III
	Name:	John J. Burke III
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909886.101

BDC-10Q3-1124