Form 10-K
period 2024-12-31
Fidelity Private Credit Fund
filed 2025-03-19
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Class I Common shares of beneficial interest, par value $0.01

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

As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 14, 2025 was 33,917,533, 67,209 and 445 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude March 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

•
The Fund is a relatively new company with limited operating history.
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
•
Investing in the Fund may be considered speculative and involves a high degree of risk.
•
The Fund will generally make long-term loans and equity investments in small and medium-sized private companies for which very little public information exists.
•
There can be no guarantee that the Fund will replicate the historical results achieved by similar strategies managed by the Fidelity organization (“Fidelity”).
•
The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions.
•
Economic recessions or downturns could impair our portfolio companies and adversely affect the Fund’s operating results.
•
The Fund’s Board of Trustees has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice and without investor approval, the effects of which may be adverse to the Fund’s business and impact its ability to make distributions.
•
The Fund is subject to general credit risks.
•
The Fund will be exposed to risks associated with changes in interest rates.
•
The valuations of the Fund’s investments can be volatile.
•
Fair value pricing is based on subjective judgments, and it is possible that fair value of a security may differ materially from the value that would be realized if the security were sold.
•
There may be limited availability of suitable investments for the Fund.
•
The Fund may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments.
•
The greater the total leverage of the Fund relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments.
•
To the extent that the Fund assumes large positions in the securities of a small number of issuers or industries, the Fund’s net asset value may fluctuate to a greater extent than that of a more diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer.

Risks Relating to the Fund’s Investments

•
The privately-held companies and below-investment-grade securities in which the Fund will invest will be difficult to value and are illiquid.
•
Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur.
•
Leveraged companies may experience bankruptcy or similar financial distress.
•
Investing in securities of non-U.S. issuers involves certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers.
•
The Fund generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.
•
The Fund may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested.
•
Certain of the Fund’s debt investments may contain provisions providing for the payment of payment-in-kind (“PIK”) interest.
•
The Fund is subject to prepayment risk with respect to certain of the loans in which it invests.
•
The Fund may invest in unsecured loans which are not secured by collateral.
•
The collateral and security arrangements in relation to such secured obligations as the Fund may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor.
•
The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable.
•
A significant number of leveraged loans in the market may consist of “covenant-lite loans.”

Risks Relating to Certain Regulatory and Tax Matters

•
The Fund is subject to various regulations as a BDC.
•
If the Fund does not maintain its status as a BDC, the Fund would be subject to substantially more regulatory restrictions under the Investment Company Act of 1940, as amended which would significantly decrease its operating flexibility.
•
Any new or changed U.S. federal, state, and local laws and regulations could have a material adverse effect on the Fund’s business.
•
The inability of the Fund or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing requirements, could adversely affect the Fund’s ability to implement its investment program and achieve its intended results.
•
Under certain circumstances it would be possible for the Fund to obtain a controlling interest in certain portfolio companies, thus, the Fund could be treated as a single employer with one or more of its portfolio companies for purposes of controlled group rules under the Employee Retirement Income Security Act of 1974, as amended.
•
If the Fund does not qualify for or maintain RIC tax treatment and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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

PART I

Item 1. Business.

Our Company

Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) is a Delaware statutory trust that was formed on March 23, 2022. The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of FMR LLC (“FMR”) and its subsidiaries. The Fund has elected to be treated and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve these objectives by investing primarily through directly originated loans to private companies but also with liquid credit investments, like broadly syndicated loans, and other select Private Credit (as defined below) investments. The Fund intends to invest across issuers, industries, geographies, and sponsors or ownership groups. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and public U.S. operating companies having a market capitalization of less than $250,000,000 (“Portfolio Investments”). The Fund may also invest to a lesser degree in non-U.S. companies. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Fund may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions.

Most of the debt instruments the Fund invests in will be unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if the Fund’s unrated investments were rated, they would be rated below investment grade.

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in U.S. companies that are generally private and may be backed by private equity sponsors (each, a “Sponsor” and collectively, “Sponsors”) but may also include investments in small capitalization public companies or companies that are backed by a non-private equity sponsor ownership group.

The Fund will borrow money for investment and cash management purposes. In determining whether to borrow money, the Fund will analyze the financial flexibility, maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Fund’s investment outlook.

The Fund is offering on a continuous basis up to $1,000,000,000 of its common shares of beneficial interest (the “Common Shares”) (the “Offering”). The Fund expects to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals its net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Fidelity Distributors Company LLC, the managing dealer (the “Managing Dealer”) for this Offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this Offering.

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

FDS is a registered investment adviser under the Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly-owned subsidiary of FMR. FDS is also registered with the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended, as a commodity pool operator and a commodity trading advisor, and is a member of the National Futures Association. However, with respect to the Fund, the Adviser is exempt from registration with the CFTC as a CPO under CFTC Rule 4.13(a)(3) because of the Fund’s limited trading in commodity interests and member eligibility requirements, so that unlike a registered CPO, with respect to the Fund, the Adviser is not required to deliver a disclosure document or an annual report (as these terms are used in the CFTC’s rules) to shareholders.

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

The Management Team

Founded in 1946, Fidelity has been known for its professional money management and comprehensive client services. Fidelity is one of the world’s largest providers of financial services with assets under administration of $15.1 trillion, including managed assets of $5.9 trillion as of December 31, 2024. The portfolio management team has extensive experience in middle market lending and has sourced, underwritten and/or managed diverse credit and lending teams in a variety of market environments from the nascent cash flow lending markets of the early 2000’s, through the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”), during the recovery and growth of the 2010’s, and during the recent pandemic related disruptions. The Adviser emphasizes a consistent and disciplined underwriting process which is the foundation for its approach to portfolio construction. Leveraging proprietary research insights and performing granular credit and loan to value analysis for each investment are core tenets of the Adviser’s credit philosophy. Focusing on capital preservation and minimizing volatility, the Adviser seeks to employ the same underwriting, due diligence and the Adviser’s Direct Lending Investment Committee (“Direct Lending Investment Committee”) approval process for every investment. The Adviser believes that Fidelity’s history and scale, combined with the portfolio management team’s experience and strategy enable it to compete across the credit spectrum in the middle market. See “Conflicts of Interest - Relationship among the Fund, the Adviser and the Portfolio Managers” for more information about risks related to investing with an affiliate adviser. The Adviser’s specific areas of differentiation that drive its competitive advantages are below:

•
Fidelity’s multi-decade history and substantial scale in the credit markets: Fidelity has operated through the last twelve recessions, numerous crises, expansions and contractions during its more than 75 years of history. Active in the credit markets since 1971, Fidelity has over $861 billion of fixed income assets under management as of December 31, 2024. Fidelity also offered its first high yield bond fund in 1977 and was the first mutual fund company to offer an open-ended fund focused on leverage loans in 2000.
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
•
Ability to operate at scale across the entire lending landscape: The Adviser seeks to offer compelling financing solutions for creditworthy issuers regardless of company size. This increases the opportunity set for the Fund and promotes the Adviser’s selective investment approach, while providing reliable financing to companies as they scale. The Adviser’s ability to offer attractive financing proposals for small to mid-market businesses as well as upper middle market companies also deepens the relationship with Sponsors, a source of investment opportunities for the Adviser. The Adviser targets issuers that the Adviser considers to be high quality regardless of size and provide financing structures that afford attractive risk adjusted returns for the Fund.
•
Access to proprietary credit and equity research platform creates efficient and differentiated diligence: As part of Fidelity, the Adviser has access to FMR’s extensive research platform that allows the Adviser to make more informed and efficient investment decisions. FMR has over 400 research professionals in North America, Europe and Asia that cover equities, fixed income and high yield markets. As part of the due diligence and underwriting process for each potential investment, the Adviser reviews and analyzes relevant FMR industry research and engages directly with the industry analysts. Using the proprietary insights, the Adviser expects to improve portfolio construction and risk mitigation, allowing it to potentially (i) gain conviction on investments or (ii) avoid investments that have subtle industry headwinds or competitive pressures, that might otherwise appear attractive. In addition to the portfolio management team’s independent industry analysis and broad experience lending to middle market businesses, the Adviser’s access to proprietary Fidelity research differentiates the platform and, the Fund believes, translates into more efficient and informed decision making.
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

The Board of Trustees

Overall responsibility for the Fund’s oversight rests with the Board. The Fund has entered into the Advisory Agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Trustees are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of four members, three of whom are Trustees who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

The private credit market has grown tenfold since the Great Financial Crisis and is projected to grow double-digit percentages in the near future.1 The consolidation of regional U.S. banks following the financial crisis and the enhanced regulations introduced by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), resulted in larger banks decreasing their willingness to issue and hold loans to middle-market companies, thus contributing to the growth of direct lending. Direct lending is a subset of private credit that is frequently compared to more liquid public market options, including leveraged loans or broadly syndicated loans and high yield bonds. More recently, demand has been driven by key characteristics of the asset class summarized below.

•
Large and growing market: Fidelity research estimates the U.S. private credit market is at approximately $1.8 trillion (AUM) and finances mergers and acquisitions, recapitalization and refinance activity for the approximately 200,000 middle market businesses that operate in the U.S. according to the National Center for the Middle Market. Private equity investing activity drives a significant portion of this volume.2
•
The private credit market has expanded into areas traditionally served by the leverage loan and high yield markets: According to Leveraged Commentary & Data (“LCD”) and Intercontinental Exchange Bank of America (“ICE BAML”), from 2003 to 2024, the share of leverage loans with an issue size below $500,000,000 has declined from 51% to 5%, and similarly from 2003 to 2024, the share of high yield loans with an issue size below $500,000,000 has declined from 68% to 13%. In both cases, direct lending is now regularly filling this gap for loans up to $500,000,000 and larger.3
•
Floating rate debt may provide a hedge against rising interest rates: The majority of direct lending investments are floating rate instruments whose rates change with the market and/or interest rates.
•
Predominantly senior secured positions that sit at the top of the capital structure: Direct lending investments may offer enhanced collateral and covenant protections compared to the leveraged loans and high yield market that have contributed to relatively lower historical loss rates.

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

_______________

1 Forecasts are inherently uncertain and subject to change.

2 Source: Pitchbook, Preqin, Cliffwater, Bloomberg, KBRA DLD, National Center for the Middle Market, Fidelity Investments.

3 Source: LCD, ICE BAML, Fidelity Investments.

Investment Strategy

The Adviser’s investment strategy is credit driven with a focus on capital preservation. The Adviser seeks to employ a rigorous and consistent due diligence process when assessing each individual issuer. The Adviser evaluates each issuer’s ownership and management team, business model, competitive differentiation, historical and projected financial performance, cost structure, key customers and key suppliers, and position within its industry.

The Adviser will utilize its expertise sourcing and investing in loans to private businesses while leveraging the proprietary industry research of the broader Fidelity platform when constructing the Fund’s portfolio. Quantitative and qualitative factors will drive each investment decision to seek to achieve the Fund’s stated investment objective. The Fund invests across issuers, industries, geographies, and Sponsors or ownership groups.

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

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. If the Fund changes its 80% test, the Fund will provide shareholders with at least 60 days’ prior notice of such change. Effective December 11, 2025, SEC rules will require that the Fund’s policy to invest at least 80% of its assets in Private Credit may only be changed if authorized by a vote of the holders of a majority of the Fund’s outstanding voting securities, unless: (1) the Fund conducts a repurchase offer in advance of the proposed change to its 80% investment policy; (2) the Fund provides Common Shareholders with at least 60 days’ notice prior to the proposed change to the 80% investment policy in advance of the repurchase offer; and (3) the repurchase offer is not oversubscribed. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are generally private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are Non-Sponsor. The Adviser directly originates credit opportunities from a large universe of Sponsors, intermediaries and other direct lenders, as well as internal Fidelity resources.

Targeted borrowers operate within a wide range of industries. Leveraging Fidelity’s proprietary industry research and the Adviser’s expertise, the Fund primarily invests in industries where the Adviser’s portfolio management team has deep experience with similarly situated companies. The Adviser targets investments structured as first lien senior secured and unitranche credit facilities, while also taking advantage of opportunistic investments in other parts of the capital structure, including last out loans, second lien loans, mezzanine and other junior debt loans, as well as equity investments.

The Fund may enter into hedging transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, collars and floors to seek to hedge against fluctuations in the relative values of the Fund’s portfolio positions from changes in currency exchange rates and market interest rates. The Fund may also receive or purchase warrants or rights.

Most of the investments that the Fund invests in are unrated or rated below investment grade, which are often referred to as “leveraged loans,” “high yield” or “junk” debt investments and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the Fund’s net asset value and income distributions to shareholders. They may also be illiquid and difficult to value.

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

The Fund generally seeks to invest in loans that carry variable (i.e., “floating”) interest rates. In addition to the cash yields received on its loans from principal and interest payments, the Fund seeks to invest in loans that generally pay additional fees, including but not limited to, closing fees, arrangement fees, prepayment premiums, or amendment fees. In certain cases, loan investments have equity enhancement features, which may be in the form of warrants or other equity-related securities that are designed to provide the opportunity for capital appreciation.

To seek to enhance returns, the Fund employs leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows the Fund to borrow up to a 2x debt to equity ratio.

The Fund borrows money for investment and cash management purposes. In determining whether to borrow money, the Fund analyzes the financial flexibility, maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Fund’s investment outlook. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by the shareholders indirectly through their interests in the Fund.

Because the Fund is classified as non-diversified under the 1940 Act, the Adviser may invest a significant percentage of the Fund’s assets in a single issuer, however, the Fund is subject to diversification requirements applicable to RICs under Subchapter M of the Code.

The Fund’s investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Cash Management

The Fund may hold uninvested cash or may invest it in cash equivalents such as money market securities, repurchase agreements, or shares of short-term bond or money market funds, including shares of Fidelity® Central Funds (as defined below), or other funds that are advised by the Adviser or its affiliates. Generally, these securities offer less potential for gains than other types of securities.

Central Funds

In addition to cash management, the Fund may hold Central Funds to gain exposure to certain fixed income securities. “Central Funds” are special types of investment vehicles created by Fidelity for use by the Fidelity® funds and other advisory clients. Central Funds are used to invest in particular security types or investment disciplines, or for cash management. Central Funds incur certain costs related to their investment activity (such as custodial fees and expenses), but generally do not pay additional management fees. The investment results of the portions of a Fidelity® fund’s assets invested in the Central Funds will be based upon the investment results of those funds.

Investment Selection

One of the critical success factors in private credit is access to a deep pipeline of investment opportunities. Based on the portfolio management team’s extensive experience, the Adviser employs a multi-faceted approach to sourcing transactions through a large network of private equity firms, intermediaries, as well as other direct lending firms. The Adviser believes that Fidelity’s scale and track record in the liquid markets, combined with the portfolio management team’s long tenure in direct lending, will provide unique and rich access to high credit quality investment opportunities.

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

Direct Lending Investment Committee

The investment activities of the Fund are under the direction of the Direct Lending Investment Committee and the Board. The Direct Lending Investment Committee is currently comprised of the Fund’s three portfolio managers: David Gaito, Therese Icuss and Jeffrey Scott. Additionally, the Head of Fidelity Investments’ High Income and Alternatives Group (the “High Income and Alternatives Group”), and the Chief Investment Officer of the High Income and Alternatives Group meet with the Direct Lending Investment Committee frequently to discuss the pipeline of opportunities and each has the authority to decline any opportunity at any point at his/her discretion. The day-to-day activities of the Fund are overseen by the Fund’s portfolio managers, each of whom is an officer or employee of the Adviser or its affiliate.

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

Non-Exchange Traded, Perpetual-Life BDC

The Fund intends to operate as a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Fund uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s NAV per share. In its perpetual-life structure, the Fund may, at its discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but the Fund is not obligated to offer to repurchase any in any particular quarter.

The Fund believes that its perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While the Fund may consider a liquidity event at any time in the future, it currently does not intend to undertake a liquidity event, and it is not obligated by its charter or otherwise to effect a liquidity event at any time.

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

Emerging Growth Company

The Fund is an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, the Fund is eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as the Fund remains an emerging growth company, the Fund will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (“Section 404”);
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

The Fund is and will remain an emerging growth company until the earlier of: (a) the last day of the fiscal year (i) following the fifth anniversary of the first sale of the Fund’s common equity securities in a public offering under the Securities Act, (ii) in which the Fund has total annual gross revenue of at least $1,235,000,000; or (iii) in which the fund is deemed to be a large accelerated filer, which means the market value of the Common Shares that is held by non-affiliates exceeds $700,000,000 as of the date of its most recently completed second fiscal quarter, and (b) the date on which the Fund has issued more than $1,000,000,000 in non-convertible debt during the prior three-year period.

The Fund does not believe that being an emerging growth company will have a significant impact on its business or its Offering. The Fund has elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because the Fund is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as its Common Shares are not traded on a securities exchange, the Fund will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once the Fund is no longer an emerging growth company. In addition, so long as the Fund is externally managed by the Adviser and the Fund does not directly compensate its executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of the Fund’s executive officers or as an executive officer of the Adviser, the Fund does not expect to include disclosures relating to executive compensation in its periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

The Fund does not currently have any employees and does not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement between the Fund and the Administrator (the “Administration Agreement”). Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The portfolio management team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

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

1940 Act Ownership Restrictions. The Fund does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting interests of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Fund may, subject to certain conditions, invest in other investment companies in excess of such thresholds. As of the date of this Annual Report, the Fund is an “acquired fund” for purposes of Rule 12d1-4. For so long as the Fund is an “acquired fund” for purposes of Rule 12d1-4, the Fund will be required to limit its investments in the securities of other investment companies and private funds to no more than 10% of its total assets, subject to certain limited exceptions permitted under Rule 12d1-4. These restrictions may limit the Fund’s ability to invest in other investment companies to the extent desired.

Temporary Investments. Pending investment in other types of qualifying assets (including directly originated loans and broadly syndicated loans, as described above), the Fund’s investments can consist of cash, cash equivalents, money market funds (including shares of Fidelity® Central Funds or other funds that are advised by the Adviser or its affiliates), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be qualifying assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase securities that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to its Common Shares if its asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 16, 2022, the Fund’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets the Fund holds, it may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, the Fund will be required to make provisions to prohibit any dividend distribution to its shareholders or the repurchase of such securities or shares unless the Fund meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Fund will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Fund intends to utilize one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of its expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR (or other applicable reference rate). The Fund cannot assure shareholders that it will be able to enter into new credit facilities. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

The Fund may also create leverage by securitizing its assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Forming CLOs Risk.” The Fund may also from time to time make secured loans of its marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. The Fund and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. The Fund may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. The Fund and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. The Fund will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.

The Fund is also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, the Fund will be prohibited from protecting any Trustee or officer against any liability to its shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Fund is also required to designate a chief compliance officer (“CCO”) and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

The Fund is not permitted to change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by a majority of its outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

The Fund expects to generate cash primarily from (i) the net proceeds of its Offering of Common Shares, (ii) cash flows from its operations, (iii) any financing arrangements the Fund may enter into in the future and (iv) any future offerings of its equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying FDS (in its capacity as the Adviser and Administrator)), (iii) cost of any borrowings or other financing arrangements, (iv) funding repurchases under our share repurchase program, and (v) cash distributions to the holders of our shares.

The Adviser and/or its affiliates have agreed to advance all of our organization and offering expenses on our behalf through the date on which the Fund broke escrow for its Offering. The Fund will be obligated to reimburse the Adviser and/or its affiliates, as applicable, for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. See “Expense Support and Conditional Reimbursement Agreement.”

Advisory Agreement

The Adviser provides management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

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
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing us with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

The Fund pays the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

The Fund pays the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). The Fund refers to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Percentage of each Class’s Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that the Fund may pay an incentive fee in a calendar quarter in which the Fund incurs an overall loss taking into account capital account losses. For example, if the Fund receives Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, it will pay the applicable incentive fee even if it has incurred a loss in that calendar quarter due to realized and unrealized capital losses.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing the Fund’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if the Fund owned the reference assets directly. The fees that are payable under the Advisory Agreement for any partial period will be appropriately pro-rated.

Board Approval of the Advisory Agreement

Each year, the Board of Trustees, including the Independent Trustees (together, the Board), considers the renewal of the Fund’s Advisory Agreement and Administration Agreement with Fidelity Diversifying Solutions LLC (FDS) (together, the Agreements). The Board, assisted by the advice of fund counsel and Independent Trustees’ counsel, requests and considers a broad range of information relevant to the renewal of the Agreements throughout the year.

At its November 2024 meeting, the Board unanimously determined to renew the Fund’s Agreements. In reaching its determination, the Board considered all factors it believed relevant, including (i) the nature, extent, and quality of the services provided to the Fund and its shareholders (including the investment performance of the Fund); (ii) the competitiveness relative to peer funds of the Fund’s management fee and the total expense ratio; (iii) the total costs of the services provided by and the profits realized by FDS and its affiliates (Fidelity) from its relationships with the Fund; and (iv) the extent to which, if any, economies of scale exist and are realized as the Fund grows, and whether any economies of scale are appropriately shared with Fund shareholders. The Board’s decision to renew the Agreements was not based on any single factor and the factors may have been weighed differently by different Trustees.

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
•
Shareholder and Administrative Services. The Board considered: (i) the nature, extent, quality, and cost of advisory, administrative, and shareholder services to be performed by Fidelity under the Advisory Agreement and under separate agreements covering transfer agency and pricing and bookkeeping services for the Fund; (ii) the nature and extent of Fidelity’s supervision of third-party service providers, principally custodians, subcustodians, and pricing vendors; and (iii) the resources devoted by Fidelity to, and the record of compliance with, the Fund’s compliance policies and procedures. The Board also considered the Fund’s securities lending activities and any payments made to Fidelity relating to securities lending under a separate agreement.

The Board noted that the growth of Fund assets over time across the complex allows Fidelity to reinvest in the development of services designed to enhance the value and convenience of the Fidelity® funds as investment vehicles. These services include 24-hour access to account information and market information over the internet and through telephone representatives, investor education materials and asset allocation tools.

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

In addition to reviewing absolute Fund performance, the Board periodically considers the appropriateness of Fund performance metrics in evaluating the results achieved. The Board generally gives greater weight to Fund performance over longer time periods than over shorter time periods.

Based on its review, the Board concluded that the nature, extent, and quality of services to be provided to the Fund under the Advisory Agreement should benefit the shareholders of the Fund.

Competitiveness of Management Fee and Total Expense Ratio

In reviewing the Advisory Agreement, the Board considered the Fund’s management fee rate and the total expense ratio of Class I shares of the Fund. The Board noted that there are a limited number of unlisted competitors against which to assess the competitiveness of the Fund’s fees. Fidelity identified a small number of perpetually offered, public, unlisted funds that are similar to the Fund. The Board noted that the Fund’s management fee, excluding incentive fees, is the same as the contractual base management fee rate of the selected competitors. The Board also noted that total expenses for Class I shares, a representative class of the Fund, ranked among the lowest of the identified competitors. The Board considered the difficulty in comparing total expense ratios across the identified competitors due to varying incentive fees, interest expense on borrowed funds, operating expenses, and the extent of expense reimbursement. The Board considered that the Fund’s Advisory Agreement also includes an incentive fee that is charged based both on income and on realized capital gains, and, noted that, given the Fund’s limited operations, the Fund did not see positive incentive fees until the end of 2023. The Board noted that FDS is contractually limiting certain fund-level operating expenses to 0.70% (on an annualized basis) of the Fund’s average net assets and that such agreement may only be terminated with the approval of the Board.

Based on its review, the Board concluded that the Fund’s management fee and the total expense ratio of Class I shares of the Fund were reasonable in light of the services that the Fund and its shareholders receive and the other factors considered.

Costs of the Services and Profitability

The Board considered the revenues earned and the expenses incurred by Fidelity in conducting the business of developing, marketing, distributing, managing, administering and servicing the Fund and servicing the Fund’s shareholders. The Board considered the level of Fidelity’s profits in respect of all the Fidelity® funds it oversees. The Board noted that the profitability information reflects the relatively small size of the funds overseen by the Board and their short history.

The Board also reviewed Fidelity’s non-fund businesses and potential indirect benefits such businesses may have received as a result of their association with Fidelity’s fund business (i.e., fall-out benefits) as well as cases where Fidelity’s affiliates may benefit from the funds’ business. The Board considered areas where potential indirect benefits to the Fidelity® funds from their relationships with Fidelity may exist.

The Board considered the costs of the services provided by and the lack of meaningful profits realized by Fidelity in connection with the operation of the funds overseen by the Board and was satisfied that the profitability was not excessive.

Economies of Scale

The Board will consider economies of scale when there is sufficient operating experience to permit assessment thereof. It noted that, notwithstanding the entrepreneurial risk associated with a new fund, the management fee had been set initially at a level normally associated, by comparison with competitors, with very high fund net assets, and Fidelity asserted to the Board that the level of the Fund’s advisory fees anticipates economies of scale at lower asset levels even before, if ever, economies of scale are achieved. The Board also noted that the Fund and its shareholders would have access to the very considerable number and variety of services available through Fidelity.

The Board concluded that economies of scale, if any, are being appropriately shared between Fund shareholders and Fidelity.

Conclusion

Based on its evaluation of all of the conclusions noted above, and after considering all factors it believed relevant, the Board, including the Independent Trustees, concluded that the advisory fees arrangements are fair and reasonable in light of all of the surrounding circumstances, and that the Fund’s Agreements should be renewed through November 30, 2025.

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

From time to time, FDS, in its capacity as both the Adviser and the Administrator, or its affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or its affiliates under the Advisory Agreement or Administration Agreement, the Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

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

FDS (in its capacity as the Adviser and the Administrator) shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Fund in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that FDS (in its capacity as the Adviser and the Administrator) shall not be protected against any liability to the Fund or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, FDS (in its capacity as the Adviser and as the Administrator) and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with either of them (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of FDS’s services under the Advisory Agreement and FDS’s services under the Administration Agreement or otherwise as adviser or administrator for us. FDS (in its capacity as the Adviser and the Administrator) shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by FDS (in its capacity as the Adviser and the Administrator) in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where FDS (in its capacity as the Adviser and the Administrator) had reasonable cause to believe its conduct was unlawful. In addition, the Fund will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will it provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) the Fund has determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is FDS (in its capacity as the Adviser and the Administrator), an affiliate of FDS or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Payment of Our Expenses Under the Investment Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Fund will bear the following costs and expenses of our operations, administration and transactions, including but not limited to:

1.
investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement (“Advisory Fees”);
2.
the fee paid to the Administrator pursuant to the Administration Agreement (“Administration Fees”); and
3.
other expenses of the Fund’s operations and transactions.

From time to time, FDS (in its capacity as the Adviser and the Administrator) or its affiliates may pay third-party providers of goods or services. The Fund will reimburse FDS (in its capacity as the Adviser and as the Administrator) or such affiliates thereof for any such amounts paid on our behalf that are Fund expenses. From time to time, FDS (in its capacity as the Adviser and the Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders.

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

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, for the twelve month period commencing the date of Expense Support Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) (each such payment, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, Administration Fees, and other general and administrative expenses.

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

Distributions

The Fund expects to pay regular monthly distributions and declared its first distribution on April 26, 2023. Any distributions the Fund makes will be at the discretion of its Board, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain its treatment as a RIC, the Fund generally is required to make aggregate annual distributions to its shareholders of at least 90% of investment company taxable income. See “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because the Fund is required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares), and the Fund is required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

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

Subject to FINRA and other limitations on underwriting compensation, the Fund pays a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares, a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

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

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which it will reinvest all cash dividends or distributions declared by the Board on behalf of its shareholders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Fund has commenced a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of its share repurchase program, the Board will consider at least quarterly whether the continued suspension of the Fund’s share repurchase program remains in its best interest and the best interest of its shareholders. However, the Board is not required to authorize the recommencement of the Fund’s share repurchase program within any specified period of time. The Board may also determine to terminate the Fund’s share repurchase program if required by applicable law or in connection with a transaction in which shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of the Fund’s Common Shares on a national securities exchange.

The Fund expects to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund conducts the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Proxy Voting Policy and Procedures

The Fund has delegated to the Adviser the authority to vote the Fund’s proxies in accordance with the Adviser’s established formal written proxy voting guidelines (“Guidelines”). The Guidelines are designed to ensure that proxies cast on behalf of the Fund are voted in a manner consistent with the best interests of shareholders. The Adviser has also adopted the Guidelines as part of its proxy voting policies and procedures in accordance with Rule 206(4)-6 under the Advisers Act pursuant to which the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interests of clients and not subrogate client interests to its own interests. The Guidelines are reviewed at least annually by the Adviser, and, accordingly, are subject to change.

In evaluating proxies, the Adviser considers factors that are financially material to individual companies and investing funds’ investment objectives and strategies in support of maximizing long-term shareholder value. This includes considering the company’s approach to financial and operational, human, and natural capital and the impact of that approach on the potential future value of the business. The Adviser will vote on proposals not specifically addressed by the Guidelines based on an evaluation of a proposal’s likelihood to enhance the long-term economic returns or profitability of the company or to maximize long-term shareholder value.

In certain non-U.S. jurisdictions and in limited circumstances, the Adviser may determine not to vote proxies where certain restrictions apply. In accordance with the Guidelines, voting of proxies is conducted in a manner consistent with the Adviser’s fiduciary obligations to the Fund, and all applicable laws and regulations. In other words, the Adviser votes in a manner consistent with the Guidelines and in the best interests of the Fund’s shareholders, and without regard to any other Fidelity companies’ business relationships. The Adviser takes its responsibility to vote proxies in the best interests of the Fund’s shareholders seriously and has implemented policies and procedures to address actual and potential conflicts of interest.

To view the Fund’s Guidelines, visit https://www.fidelity.com/bin-public/060_www_fidelity_com/documents/Full-Proxy-Voting-Guidelines-for-Fidelity-Funds-Advised-by-FMRCo-or-FDS.pdf.

Reporting Obligations and Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov. We have made available free of charge on our website (fidcredit.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K.

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

Taxation as a Regulated Investment Company

The Fund elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

Some of the income that the Fund might otherwise earn (such as certain fees) may not be qualifying income for purposes of the 90% income test described above. To manage the risk that such income might disqualify the Fund as a RIC for failure to satisfy the 90% income test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to the Fund’s shareholders on such fees and income.

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

Item 1A. Risk Factors.

Investing in the Fund’s Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in the Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to the Fund. In addition to the other information contained in this Form 10-K, you should consider carefully the following information before making an investment in the Common Shares. The risks below are not the only risks the Fund faces but do represent the known material risks and uncertainties that it believes are most significant to its business, operating results, financial condition, prospects and forward-looking statements. Additional risks and uncertainties not presently known to the Fund or not presently deemed material by the Fund may also impair its operations and performance. If any of the following events occur the Fund’s business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of the Common Shares could decline, and you may lose all or part of your investment.

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

Illiquid Investments and Restrictions on Withdrawal. The Common Shares are illiquid investments for which there is not and will likely not be a secondary market. If the Fund makes repurchase offers, the Fund will offer to repurchase Common Shares at a price that is estimated by its internal valuation processes to be equal to its NAV per share on the last day of such quarter, which may be lower than the price that you paid for the Common Shares. As a result, to the extent asset prices have declined and to the extent you have the ability to sell your Common Shares pursuant to the Fund’s share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in the Offering.

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

As a BDC, the Fund generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred shares that the Fund may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets the Fund holds, the Fund may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, the Fund will be required to make provisions to prohibit any dividend distribution to its shareholders or the repurchase of such securities or shares unless it meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If this ratio were to fall below 150%, the Fund could not incur additional debt and could be required to sell a portion of its investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on the Fund’s operations and investment activities. Moreover, the Fund’s ability to make distributions to you may be significantly restricted or it may not be able to make any such distributions whatsoever. The amount of leverage that the Fund will employ will be subject to oversight by the Board, a majority of whom are Independent Trustees with no material interests in such transactions.

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

Provisions in the Fund’s Declaration of Trust Could Make It More Difficult for a Potential Acquirer to Acquire Us. The Fund’s Declaration of Trust contains provisions that could make it more difficult for a potential acquirer to acquire the Fund by means of a tender offer, proxy contest or otherwise. The Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; the Board may, without shareholder action, amend the Fund’s Declaration of Trust to increase the number of the Fund’s Common Shares, of any class or series, that it will have authority to issue; and the Fund’s Declaration of Trust provides that, if any class of the Fund’s shares is listed on a national securities exchange, the Board will be divided into three classes of Trustees serving staggered terms of three years each. These provisions may inhibit a takeover of the Fund, which could limit the price investors might be willing to pay in the future for shares of the Fund’s Common Shares and could entrench management. In particular, a classified Board with three-year staggered terms could delay the ability of shareholders to change the membership of a majority of the Board.

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

Indemnification Risk. The Fund is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Amended and Restated Declaration of Trust of the Fund (as amended or restated from time to time, the “Declaration of Trust”) and the Bylaws of the Fund (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Fund’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Fund’s Declaration of Trust provides that the Fund shall not indemnify such persons to the extent liability and losses are the result of negligence or misconduct in the case of an Interested Trustee, officer, employee sponsor, controlling person or agent of the Fund, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Fund or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Fund will also indemnify certain service providers, including the Administrator and the Fund’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Fund investors. The indemnification obligation of the Fund would be payable from the assets of the Fund. The application of the indemnification and exculpation standards may result in Fund investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Fund may bear significant financial losses even where such losses were caused by the conduct, as described above, of such indemnified persons.

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

Risks Relating to the Use of Proceeds. While the Fund generally intends to make all distributions of net proceeds in accordance with “Use of Proceeds”, the amount and timing of distributions from the Fund to the Fund investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Fund (i) to be used to satisfy, or establish reserves for, the Fund’s current or anticipated obligations (including the Advisory Fees and any other expenses) or (ii) for reinvestment of the cost basis of an investment. Accordingly, there can be no assurance as to the timing and amount of distributions from the Fund. Further information regarding Use of Proceeds is provided in the Fund’s registration statement.

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

Raising Additional Capital. The Fund may need additional capital to fund new investments and grow its portfolio of investments. Unfavorable economic conditions could increase the Fund’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Fund’s ability to grow. In addition, the Fund is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, to the extent shareholders do not participate in the DRIP (Dividend Reinvestment Plan), these earnings will not be available to fund new investments. An inability on the Fund’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

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

Changes to the Fund’s Declaration of Trust Without Prior Investor Approval. The Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

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

Repurchase Program Risk. Subject to market conditions and the approval of the Board, the Fund may from time to time offer to repurchase shares pursuant to written tenders by shareholders. The Fund has no obligation to offer to repurchase shares and each repurchase, if any, will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion. You may not be able to sell your shares at all in the event the Fund does not offer to repurchase shares, absent a liquidity event. The Fund does not currently intend to undertake a liquidity event, and the Fund is not obligated by its charter or otherwise to effect a liquidity event at any time. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased.

Timing of Repurchase May be Disadvantageous. In the event a shareholder chooses to participate in the Fund’s share repurchase program, the shareholder will be required to provide the Fund with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to the Fund as part of the Fund’s periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of its shares will be on the repurchase date.

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

Risks Relating to the Fund’s Investments

The Fund’s investments may be risky and, subject to compliance with its 80% test and the 70% test for Qualifying Assets under the requirements for BDCs, there is no limit on the amount of any such investments in which the Fund may invest.

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
•
Highly Leveraged Portfolio Companies. Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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
•
Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. See also “Item 1A. Risk Factors – Provision of Managerial Assistance and Control Person Liability” below.

•
No Readily Determinable Valuation. The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification ("ASC"), as amended, Fair Value Measurements and Disclosures. This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Fund’s assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the fair value committee (the “Fair Value Committee”) may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund engages one or more independent valuation firms to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fund’s NAV could be adversely affected if determinations regarding the fair value of the Fund’s investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Advisory Fees may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.
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

•
Equity Interests in Portfolio Companies. The Fund does not generally intend to take controlling equity positions in the Fund’s portfolio companies. To the extent that the Fund does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity for the debt and equity investments that the Fund typically holds in portfolio companies, the Fund may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.
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

Temporary Investments; Use of Cash and Cash Equivalents Risk. Pending investment in other types of qualifying assets (including directly originated loans and broadly syndicated loans, as described herein), the Fund’s investments can consist of cash, cash equivalents, money market funds (including shares of Fidelity® Central Funds or other funds that are advised by the Adviser or its affiliates), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Fund’s assets would be qualifying assets. Generally, these securities offer less potential for gains than other types of securities.

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

Forming CLOs Risk. To finance investments, the Fund may securitize certain of its secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If the Fund creates a CLO, it will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable the Fund to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact the Fund’s ability to receive distributions from the CLO. If the Fund does not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and The Fund is unable to obtain cash from other sources necessary to satisfy this requirement, the Fund may not maintain its qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to the Fund for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by the Fund as owner of equity interests in the CLO.

The collateral manager for a CLO that the Fund creates may be the Fund, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as collateral manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, the Fund, the Adviser or the affiliate will implement offsetting arrangements to assure that the Fund, and indirectly, the Fund’s shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Fund serves as collateral manager, the Fund will receive no fees for providing such collateral management services.

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

The Fund may invest in debt of issuers that have defaulted or are anticipated to default. Issuers in this situation frequently resort to bankruptcy and other litigation to effect debt restructuring on attractive terms. Such actions may require the issuer to spend material amounts on legal and other litigation costs. During such litigation the issuer may not be able to affect the operation and management of the real estate collateral, and its value may suffer as a result of loss of tenants, failure to make capital improvements or undertake required maintenance. Bankruptcy and other insolvency proceedings are highly complex and may result in undesirable outcomes, such as the return of payments characterized as a “preference,” the invalidation of debt as a result of a deemed fraudulent conveyance and the recharacterization or equitable subordination of debt. There can be no assurance that the issuer will obtain favorable results in bankruptcy or insolvency proceedings.

Below investment grade debt securities are often referred to in the financial press as “junk bonds” and may include securities of issuers in default. “Junk bonds” are considered by the rating agencies to be predominately speculative and may involve major risk exposures such as: (i) vulnerability to economic downturns and changes in interest rates; (ii) sensitivity to adverse economic changes and corporate developments; (iii) redemption or call provisions which may be exercised at inopportune times; and (iv) difficulty in accurately valuing or disposing of such securities.

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
•
an election to defer PIK interest payments by adding them to the principal on such investments increases the Fund’s future investment income which increases its net assets and, as such, increases the Adviser’s future base Advisory Fees;

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
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of the Fund’s investment company taxable income that may require cash distributions to shareholders in order to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by the Fund that relates to the Fund’s net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as OID, market discount, and income arising from debt instruments with PIK interest or zero-coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

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

Minority Investments and Joint Ventures Risk. The Fund may make minority equity investments in entities in which the Fund does not control the business or affairs of such entities. In addition, the Fund may enter into co-invest opportunities with other parties through partnerships, joint ventures or other entities and the Adviser may share the Advisory Fees and/or other forms of compensation with such parties. The Adviser expects that in some cases the Fund will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Fund. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

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

Repurchase Agreements Risk. Subject to the Fund’s investment objectives and policies, the Fund may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

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

New or Modified Laws or Regulations Governing The Fund’s Operations. The Fund’s portfolio companies and the Fund are subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Fund’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations.

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

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Fund from entering into securitization transactions. These risk retention rules will increase the Fund’s cost of funds under, or may prevent the Fund from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases the Fund’s financing costs, which increases the financing costs ultimately borne by the Fund’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the U.S. government could negatively impact the Fund’s operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Fund or otherwise adversely affect the Fund’s business, financial condition and results of operations.

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

Being an “Emerging Growth Company”. The Fund is and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the first sale of the Fund’s common equity securities in a public offering under the Securities Act, (ii) in which the Fund has total annual gross revenue of at least $1,235,000,000, or (iii) in which the Fund is deemed to be a large accelerated filer, which means the market value of the Fund’s shares that is held by non-affiliates exceeds $700,000,000 as of the date of its most recently completed second fiscal quarter, and (b) the date on which the Fund has issued more than $1,000,000,000 in non-convertible debt during the prior three-year period. For so long as the Fund remains an “emerging growth company,” it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. The Fund cannot predict if investors will find its shares less attractive because it will rely on some or all of these exemptions. If some investors find the Fund’s shares less attractive as a result, there may be a less active trading market for its shares and its share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Fund will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate the Fund since the Fund’s financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Compliance with the SEC’s Regulation Best Interest. Broker-dealers must comply with Rule 151-1 under the Exchange Act (“Regulation Best Interest”), which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to the Fund that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in the Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in the Fund’s Offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the Offering to retail customers. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. If Regulation Best Interest reduces the Fund’s ability to raise capital in the Offering, it would harm the Fund’s ability to create a diversified portfolio of investments and achieve its investment objective and would result in its fixed operating costs representing a larger percentage of its gross income.

Federal Income Tax Risks

RIC Qualification Risks. To elect and maintain RIC tax treatment under Subchapter M of the Code, the Fund must, among other things, meet annual distribution, income source and asset diversification requirements. If the Fund does not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce the Fund’s net assets, the amount of income available for distribution and the amount of its distributions.

Paying Required Distributions. For U.S. federal income tax purposes, the Fund may be required to recognize taxable income in circumstances in which it does not receive a corresponding payment in cash. For example, if the Fund holds debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), the Fund must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Fund in the same taxable year. The Fund may also have to include in income other amounts that it has not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. The Fund anticipates that a portion of its income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, the Fund may elect to accrete market discount and include such amounts in the Fund’s taxable income in the current year, instead of upon disposition.

Because any OID or other amounts accrued will be included in the Fund’s investment company taxable income for the year of the accrual, the Fund may be required to make a distribution to its shareholders in order to satisfy the annual distribution requirement, even though the Fund will not have received any corresponding cash amount. As a result, the Fund may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. The Fund may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If the Fund is not able to obtain cash from other sources, it may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce the Fund’s net assets, the amount of income available for distribution and the amount of its distributions.

Corporate-Level Income Tax. The Fund expects to make certain investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. The Fund may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Special Tax Issues. The Fund may invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when the Fund may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve the Fund’s tax status as a RIC and minimize the extent to which it is subject to U.S. federal income or excise tax.

“Publicly Offered Regulated Investment Company” Tax Issue. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If the Fund is not a publicly offered RIC for any taxable year, a non-corporate shareholder’s allocable portion of the Fund’s affected expenses, including its management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. The ability of non-corporate taxpayers to deduct such expenses, referred to as miscellaneous itemized deductions, will be subject to significant limitations. In particular, for taxable years beginning before January 1, 2026, non-corporate shareholders, including individuals, trusts, and estates generally will not be entitled to a deduction for such expenses, and for taxable years beginning after December 31, 2025, these expenses will be deductible to non-corporate taxpayers only to the extent they exceed 2% of such a shareholder’s adjusted gross income for U.S. federal income tax purposes and not deductible for purposes of the alternative minimum tax. There is no assurance that the Fund will be treated as a “publicly offered regulated investment company” with respect to any calendar year.

Legislative or Regulatory Tax Changes. At any time, the U.S. federal income tax laws or regulations governing RICs or investors or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of the Fund or the Fund’s shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Fund’s shares or the value or the resale potential of its investments.

The foregoing list of risk factors does not purport to be a complete enumeration or explanation of the risks involved in an investment in the Fund. Each prospective Fund investor should read this entire Form 10-K, the Declaration of Trust of the Fund, the Fund's prospectus, and consult with its advisers before deciding whether to invest in the Fund. In addition, as the Fund’s investment program develops and changes over time, an investment in the Fund may be subject to additional and different risk factors.

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

Co-Investment Transactions. The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even though the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and other Board-Established Criteria and those of one or more affiliated accounts advised by the Adviser and/or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and/or its affiliates will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and the applicable allocation policies and procedures. The Fund may only be able to participate in certain negotiated investment opportunities on a rotational basis with other funds and accounts managed by the Adviser and/or its affiliates due to the limitations and requirements imposed by the order.

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

Transaction Fees and Other Fees. In connection with investments made by us, the Adviser and its affiliates may negotiate and receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, and/or other fees from portfolio investments in which the Fund invests or propose to invest. The Adviser and its affiliates will only retain transaction and other fees if permissible under the 1940 Act, SEC exemptive relief, and other applicable law. Under the terms of the Fund’s co-investment relief, transaction fees (except for fees contemplated by Section 17(e) or 57(k) of the 1940 Act) received in connection with a co-investment transaction are distributed pro rata to funds that participate in such transaction. The potential for the Adviser and its affiliates to receive economic benefits creates conflicts of interest as the Adviser and its affiliates would have an incentive to invest in portfolio investments that provide such benefits. Similarly, the Adviser and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when the Fund and/or other accounts advised by the Adviser and its affiliates can participate in the original or refinanced investment, or both.

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

Diverse Membership; Relationships with Fund Investors. The Fund and investors are generally expected to have conflicting investment, tax and other interests with respect to the investments made by the Fund. The Fund’s investors may include various types of persons or entities organized in various jurisdictions, and different Fund investors may have conflicting investment, tax and other interests in respect of their investment in the Fund. The conflicting interests of the Fund and of individual Fund investors may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of the Fund’s investments, and the timing of disposition of investments, which may be more beneficial for the Fund or Fund investors than for one or more of the other Fund investors. Such structuring of the Fund’s investments and other factors may result in different returns being realized by different Fund investors. Furthermore, under the U.S. tax audit rules applicable to the Fund, decisions or elections made in connection with certain laws and regulations by the Adviser (or such other person designated by the Adviser) in connection with tax audits (including whether or not to make an election under those rules) may be more beneficial for one type of Fund investor than for another type of Fund investor. As a consequence, conflicts of interest among different Fund investors may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments and the use of leverage that may be more beneficial for one Fund investor than for another Fund investor, especially in respect of individual tax situations. In addition, the Fund may face certain tax risks based on positions taken by the Fund, the Adviser on behalf of the Fund, the Fund’s subsidiaries and/or a withholding agent.

Allocation of Personnel. The Adviser and its members, officers, personnel and employees will devote as much of their time to the activities of the Fund as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Advisory Agreement, the Adviser is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Fund and/or may involve substantial time and resources of the Adviser. Personnel of the Adviser and its affiliates, including members of the Direct Lending Investment Committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers, personnel and employees will not be devoted exclusively to the business of the Fund but will be allocated between the business of the Fund and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Fund, which could negatively impact the Fund and its shareholders. Furthermore, personnel of the Adviser and its affiliates derive financial benefit from these other activities, including fees and performance-based compensation. Fidelity personnel outside of the Adviser may share in the fees and performance-based compensation from the Fund; similarly, personnel of the Adviser and its affiliates may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by personnel of the Adviser and its affiliates. The determination of the Adviser and its affiliates of the amount of time necessary to conduct the Fund’s activities will be conclusive, and shareholders rely on the Adviser’s judgment in this regard. The officers and trustees will devote such portion of their time to the Fund’s affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

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

Valuation of Assets. A majority of securities and other assets in which the Fund will directly or indirectly invest, including secured loan investments, are not expected to have a readily ascertainable market value and will be valued by the Adviser in accordance with its established valuation policies. Such securities and other assets will constitute a substantial portion of the Fund’s investments. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will fair value such investment in accordance with the Fund’s policies and procedures. The Adviser has a conflict of interest in determining such valuations, as the Adviser’s determination of a fair value for such investments may cause it to receive higher advisory fees.

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

Certain Investments Inside the Fund’s Mandate that are not Pursued by the Fund. Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within the Fund’s mandate pursuant to its investment allocation policies and procedures, including without limitation, as a result of business, reputational or other reasons applicable to the Fund, Other Clients, their respective portfolio companies or the Adviser. In addition, the Adviser may determine that the Fund should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Fund has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser in its good faith discretion, or the investment is not appropriate for the Fund for other reasons as determined by the Adviser in its good faith reasonable sole discretion. In any such case the Adviser or its affiliates could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Fund or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by an affiliate of the Adviser, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by the Fund will be comparable to any investment opportunities that are not pursued by the Fund. The Adviser and its affiliates, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Fund to the Adviser. In some cases, the Adviser or its affiliates earn greater fees when Other Clients participate alongside or instead of the Fund in an investment.

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

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Fund did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Fund, including its day-to-day operations, financial condition, and business strategies. In conjunction with Fidelity’s Enterprise Cybersecurity organization, the Fund participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication and reporting processes are in place.

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

The Fund’s management, including the CCO of the Fund, is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Fund’s reliance on Fidelity and its Enterprise Cybersecurity organization, the CCO relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Fund’s material risks from cybersecurity threats. The CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024. The CCO has been responsible for this oversight function as CCO to the Fund for three years, and has worked in the financial services industry for sixteen years, during which the CCO has gained expertise in assessing and managing risks applicable to the Fund.

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

Item 2. Properties.

The Fund does not own any real estate or other physical properties materially important to its operation. The Fund’s corporate headquarters is located at 245 Summer Street, Boston, Massachusetts 02210. The Fund believes that its office facilities are suitable and adequate for its business as it is currently conducted.

Item 3. Legal Proceedings.

The Fund is not currently subject to any material legal proceedings, nor, to the Fund’s knowledge, is any material legal proceeding threatened against the Fund. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under loans to or other contracts with the Fund’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The Offering consists of three classes of shares of Common Shares, Class I shares, Class S shares, and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. The Fund’s Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for its Common Shares.

As of March 14, 2025 there were 4,701 holders of record of the Fund’s Class I common shares, 26 holders of record of the Fund’s Class S common shares, and 1 holder of record of the Fund’s Class D common shares.

The Fund expects to determine its NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents the Fund’s monthly NAV per share for each of the classes of shares for the year ended December 31, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78
April 30, 2024	25.84	25.84	25.84
May 31, 2024	25.89	25.89	25.89
June 30, 2024	25.85	25.85	25.85
July 31, 2024	25.80	25.80	25.80
August 31, 2024	25.72	25.72	25.72
September 30, 2024	25.75	25.75	25.75
October 31, 2024	25.84	25.84	25.84
November 30, 2024	25.93	25.93	25.93
December 31, 2024	25.75	25.75	25.75

Distributions

The Fund declared its first distribution on April 26, 2023, prior to which there were no distributions. The Fund has paid regular monthly distributions commencing with the first full calendar quarter after the escrow period concluded. Any distributions the Fund makes will be at the discretion of the Board, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time.

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause the Fund to comply with the RIC requirements. To maintain the Fund’s treatment as a RIC, it generally is required to make aggregate annual distributions to its shareholders of at least 90% of investment company taxable income. See “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because the Fund is required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares), and it is required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

The following tables present the Fund’s distributions that were declared and payable for the year ended December 31, 2024 by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
October 28, 2024	October 31, 2024	November 22, 2024	0.2175	5,954,447
November 27, 2024	November 29, 2024	December 23, 2024	0.2175	6,264,179
December 27, 2024	December 31, 2024	January 24, 2025	0.3695	11,183,941
			$2.7620	$65,630,673

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
October 28, 2024	October 31, 2024	November 22, 2024	0.1993	4,520
November 27, 2024	November 29, 2024	December 23, 2024	0.1992	6,965
December 27, 2024	December 31, 2024	January 24, 2025	0.3511	16,316
			$2.5424	$33,776

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
October 28, 2024	October 31, 2024	November 22, 2024	0.2121	91
November 27, 2024	November 29, 2024	December 23, 2024	0.2121	91
December 27, 2024	December 31, 2024	January 24, 2025	0.3641	159
			$2.6972	$1,126

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees the Fund pays the Managing Dealer with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Fund’s NAV for such class. Subject to FINRA and other limitations on underwriting compensation, the shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/ or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

Subject to FINRA and other limitations on underwriting compensation, the Fund pays a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares, a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Fund’s distribution reinvestment plan.

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

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends or distributions declared by the Board on behalf of the Fund’s shareholders who do not elect to receive their dividends or distributions in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then the Fund’s shareholders who have not opted out of its distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Fund has commenced a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Fund’s Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders, such as when a repurchase offer would place an undue burden on its liquidity or otherwise adversely affect its operations. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

The following table presents the share repurchases completed for the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
August 30, 2024	5%	$25.75	September 30, 2024	$1,883,101	73,416	0.32%
November 29, 2024	5%	$25.75	December 31, 2024	$5,590,585	217,354	0.83%
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

Overview

The Fund is an externally managed, non-diversified closed-end management investment company formed as a Delaware statutory trust on March 23, 2022 that elected to be treated as a BDC under the 1940 Act. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the SEC. The Fund elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, the Fund pays FDS for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Fund operates as a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Fund uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s NAV per share.

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also liquid credit investments, like broadly syndicated loans, and other select Private Credit investments. Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit investments. If the Fund changes its 80% test, the Fund will provide shareholders with at least 60 days’ prior notice of such change. The Adviser may also invest to a lesser degree in equity linked instruments (which may include debt with warrants, preferred equity investments, or equity co-investments). Most of the Fund’s investments will be in private U.S. operating companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies) the Fund may also invest to a lesser degree in non-U.S. companies. Subject to the limitations of the 1940 Act, the Fund may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other affiliated funds. From time to time, the Fund may co-invest with other affiliated funds.

Key Components of the Fund’s Results of Operations

Investments

The Fund focuses primarily on directly originated loans to private companies but will also invest in liquid credit investments, such as broadly syndicated loans. The Fund’s level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments the Fund makes.

Revenues

The Fund generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from its equity investments in its portfolio companies. The Fund’s senior and subordinated debt investments bear interest predominantly at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, the Fund’s investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, the Fund may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts (“OIDs”) and market discounts or premiums will be capitalized, and the Fund will accrete or amortize such amounts as interest income. The Fund will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that the Fund expects to collect such amounts.

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

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. The Fund will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by the Fund’s shareholders, subject to the cap on Other Operating Expenses described below.

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Expense Support Agreement with the Adviser. Pursuant to the Expense Support Agreement, for the twelve month period commencing the date of the Expense Support Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. The Fund will be obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

As of March 13, 2023 (commencement of operations), FDS voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Year Ended December 31,
	2024	2023
Investments:
Total investments, beginning of period	$524,521,191	$—
New investments purchased	1,123,658,381	519,402,734
Net purchases (sales) of short-term securities	(5,302,393)	15,328,417
Net accretion of discount on investments	4,901,911	1,114,033
Net realized gain (loss) on investments	22,135	—
Investments sold or repaid	(284,595,179)	(11,323,993)
Total Investments, End of Period	$1,363,206,046	$524,521,191

Number of portfolio companies	105	51
Weighted average yield on debt, at amortized cost(1)	9.93%	11.52%
Weighted average yield on debt, at fair value(2)	9.94%	11.55%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

(1) Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each investment, excluding unfunded commitments. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of debt investments, excluding unfunded commitments.

(2) Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each investment, excluding unfunded commitments. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of debt investments, excluding unfunded commitments.

Our investments consisted of the following:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,282,630,555	$1,288,880,288	94.1%	$482,753,585	$489,101,899	92.0%
Second Lien Debt	15,456,471	13,299,257	1.0%	—	—	0.0%
Equity	7,765,014	9,064,990	0.7%	2,002,315	2,240,826	0.4%
Money Market Mutual Funds	10,026,024	10,026,024	0.7%	15,328,417	15,328,417	2.9%
Fixed Income Mutual Funds	47,327,982	47,969,881	3.5%	24,436,874	24,795,483	4.7%
Total	$1,363,206,046	$1,369,240,440	100.0%	$524,521,191	$531,466,625	100.0%

As of December 31, 2024 and 2023, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Health Care Services	14.5%	6.4%
Application Software	11.3%	19.4%
Specialized Consumer Services	9.5%	13.2%
Industrial Machinery & Supplies & Components	8.0%	1.8%
Health Care Technology	7.4%	0.0%
Diversified Support Services	6.6%	8.0%
Mutual Funds	4.2%	7.6%
Packaged Foods & Meats	4.1%	3.7%
Environmental & Facilities Services	3.0%	3.7%
Health Care Facilities	2.5%	2.4%
Research & Consulting Services	2.4%	0.0%
Paper & Plastic Packaging Products & Materials	2.1%	0.0%
Life Sciences Tools & Services	2.0%	5.2%
Diversified Financial Services	2.0%	0.9%
Electronic Manufacturing Services	1.8%	0.0%
Aerospace & Defense	1.8%	1.7%
Data Processing & Outsourced Services	1.4%	0.0%
Specialized Finance	1.3%	1.9%
Trading Companies & Distributors	1.1%	1.2%
Air Freight & Logistics	1.1%	2.8%
Soft Drinks & Non-Alcoholic Beverages	1.0%	2.1%
Property & Casualty Insurance	0.9%	0.0%
Transaction & Payment Processing Services	0.7%	0.0%
Specialty Chemicals	0.7%	0.0%
Pharmaceuticals	0.7%	1.9%
Building Products	0.7%	1.2%
Advertising	0.7%	1.6%
Health Care Supplies	0.6%	0.0%
Electronic Components	0.6%	0.0%
Commodity Chemicals	0.6%	1.6%
Oil & Gas Refining & Marketing	0.5%	1.4%
Office Services & Supplies	0.5%	0.0%
Security & Alarm Services	0.4%	0.0%
Internet Services & Infrastructure	0.4%	0.0%
Home Improvement Retail	0.4%	0.0%
Fertilizers & Agricultural Chemicals	0.4%	0.0%
Diversified Chemicals	0.4%	0.0%
Copper	0.4%	0.0%
Hotels, Resorts & Cruise Lines	0.3%	0.0%
Health Care Distributors	0.3%	0.0%
Food Retail	0.3%	1.4%
Leisure Facilities	0.2%	0.0%
Insurance Brokers	0.2%	3.8%
Human Resource & Employment Services	0.0%	0.0%
Automotive Parts & Equipment	0.0%	3.7%
Education Services	0.0%	1.4%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,325,749,895	96.8%	171.1%	$489,333,017	92.1%	120.6%
Australia	32,260,769	2.4%	4.2%	31,851,963	6.0%	7.8%
Canada	10,267,051	0.7%	1.3%	10,281,645	1.9%	2.5%
Luxembourg	962,725	0.1%	0.1%	—	0.0%	0.0%
Total	$1,369,240,440	100.0%	176.7%	$531,466,625	100.0%	130.9%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

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

As part of the monitoring process, the Adviser employs an investment rating system to categorize the Fund’s investments. In addition to various risk management and monitoring tools, the Adviser rates the credit risk of all debt investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to the Fund’s initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

1 – The portfolio investment is performing above the Fund’s underwriting expectations.

2 – The portfolio investment is performing as expected at the time of underwriting. As a general rule, new investments are initially rated a 2.

3 – The portfolio investment is operating below the Fund’s underwriting expectations and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4 – The portfolio investment is performing materially below the Fund’s underwriting expectations and returns on its investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 – The portfolio investment is performing significantly below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

The following table shows the composition of the Fund’s debt portfolio on the 1 to 5 rating scale as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Rating	Fair Value	Fair Value
1	—	—
2	$1,273,075,748	$489,101,899
3	29,103,797	—
4	—	—
5	—	—
Total	$1,302,179,545	$489,101,899

Results of Operations

The following table represents the Fund’s operating results:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Total investment income	$113,267,154	$26,391,281	$—
Net expenses	49,126,061	5,820,071	—
Net investment income (loss) before taxes	64,141,093	20,571,210	—
Provision for income and excise taxes	163,507	66,312	—
Net investment income (loss) after taxes	63,977,586	20,504,898	—
Net realized gain (loss)	522,949	—	—
Net change in unrealized appreciation (depreciation)	(889,419)	6,944,914	—
Net increase (decrease) in net assets resulting from operations	$63,611,116	$27,449,812	$—

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Interest income	$107,506,616	$25,116,260	$—
Dividend income	4,357,278	1,275,021	—
Other income	1,403,260	—	—
Total Investment Income	$113,267,154	$26,391,281	$—

For the year ended December 31, 2024, total investment income was $113.3 million, driven by the combination of continued capital deployment and the performance of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.4 billion at December 31, 2024 and its weighted average yield on debt, at fair value, was 9.94%. For the year ended December 31, 2023, total investment income was $26.4 million, driven by the Fund’s deployment of capital during the year. The size of the Fund’s investment portfolio at fair value was $531.5 million at December 31, 2023 and its weighted average yield on debt, at fair value, was 11.55%. For the period March 23, 2022 (inception) through December 31, 2022, there was no net investment income recorded as the Fund had not yet broken escrow and settled purchase of any investments.

The elevated interest rate environment of 2023 remained for most of 2024 with the Secured Overnight Financing Rate (“SOFR”) remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. Initially, during 2024, spreads in the lower and core middle market, the Fund’s primary area of focus, modestly compressed but then largely stabilized by the end of the year. While interest rates are considered when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Interest expense	$28,173,616	$3,604,369	$—
Management fees	7,553,534	2,497,365	—
Income based incentive fees	9,127,708	2,683,195	—
Capital gains incentive fees	(45,761)	868,178	—
Distribution and shareholder servicing fees
Class S	2,459	14	—
Class D	27	4	—
Administration fees	1,957,939	646,398	—
Custodian fees	5	—	—
Organization expenses	—	3,669	277,851
Amortization of deferred offering costs	291,680	1,299,850	—
Board of Trustees’ fees	227,597	213,268	125,750
Professional fees	1,631,473	912,873	418,463
Other general and administrative expenses	1,302,089	823,770	25,868
Total Expenses Before Reductions	50,222,366	13,552,953	847,932
Expense support	(1,096,305)	(2,544,412)	(847,932)
Management fees waived	—	(2,505,275)	—
Income based incentive fees waived	—	(2,683,195)	—
Net Expenses	49,126,061	5,820,071	—
Provision for income and excise taxes	163,507	66,312	—
Net Expenses Including Taxes	$49,289,568	$5,886,383	$—

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the years ended December 31, 2024 and 2023, was $28.2 million and $3.6 million, respectively. The increase in interest expense was primarily driven by greater borrowings under the Fund’s credit facilities as the Fund continues to grow the portfolio. The average principal balance outstanding increased from $33.6 million for the year ended December 31, 2023 to $361.5 million for the year ended December 31, 2024. For the period March 23, 2022 (inception) through December 31, 2022, no amount of interest expense was incurred as the Fund had no outstanding borrowings during the period.

Management Fees

For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, management fees were $7.6 million, $2.5 million and $0, respectively. Management fees were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023, and all management fees incurred in such period were voluntarily waived by the Adviser. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, income based incentive fees were $9.1 million, $2.7 million and $0, respectively. Income based incentive fees were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023, and all income based incentive fees incurred for such period were voluntarily waived by the Adviser.

Capital Gains Incentive Fees

For the year ended December 31, 2024, the Fund recognized reductions in accrued capital gains incentive fees of $45.8 thousand, attributable to net realized and change in unrealized losses of $0.4 million, none of which is payable under the Advisory Agreement. For the year ended December 31, 2023, the Fund accrued capital gains incentive fees of $0.9 million, attributable to net realized and change in unrealized gains of $6.9 million, none of which was payable under the Advisory Agreement. There were no capital gain incentive fees accrued for the period March 23, 2022 (inception) through December 31, 2022. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $5.4 million, $3.9 million and $0.8 million for the years ended December 31, 2024 and 2023, and for the period March 23, 2022 (inception) through December 31, 2022, respectively. Total other expenses were primarily composed of professional fees, the amortization of the Fund’s offering costs, administration fees, other general and administrative expenses and Board of Trustees’ fees. Increases in expenses were primarily driven by the larger portfolio and associated costs with managing the Fund.

The Fund entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Income Taxes, Including Excise Taxes

The Fund elected to be treated as a RIC under Subchapter M of the Code, and it intends to operate in a manner so as to continue to qualify annually for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Fund must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the sum of its investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund, among other things, intends to make the requisite distributions to its shareholders, which generally relieve it from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Fund determines that its estimated current year annual required distributable amount of income will be in excess of estimated current year dividend distributions from such income, the Fund will accrue excise tax on estimated excess taxable income.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of December 31, 2024 and 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $0.4 million and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of $0.4 million, which was comprised of provision for taxes related to income of $0.2 million, provision for taxes related to realized gain on investments of $0.1 million, and provision for deferred tax expense related to unrealized gains on investments of $0.1 million. For the year ended December 31, 2023, the Fund did not recognize any provisions for taxes. The Fund did not incur any U.S. federal income taxes for the period ended December 31, 2022.

As of December 31, 2024 and 2023, $0 and $0.1 million, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities.

For the years ended December 31, 2024 and 2023, the Fund incurred excise taxes of $0 and $0.1 million, respectively. Excise taxes, if any, are recorded in the provision for income and excise taxes on the consolidated statements of operations. The Fund did not incur any excise taxes for the period ended December 31, 2022.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Net realized gain (loss) on investments	$22,135	$—	$—
Net realized gain (loss) on foreign currency transactions	558,717	—	—
Benefit (provision) for taxes on realized gain on investments	(57,903)	—	—
Net Realized Gain (Loss)	$522,949	$—	$—

For the year ended December 31, 2024, the Fund generated net realized gain of $0.02 million from the sale of investments and a net realized gain on foreign currency transactions of $0.6 million primarily due to the repayment of borrowings denominated in foreign currencies during the second fiscal quarter. The Fund’s realized gains were partially offset by a tax on capital gains, incurred due to the realization of certain investments that were held in a wholly-owned subsidiary that is treated as a corporation for tax purposes. For the year ended December 31, 2023 and the period March 23, 2022 (inception) through December 31, 2022, the Fund did not generate any realized gain (loss).

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(1,194,330)	$6,560,468	$—
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	283,290	358,609	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	171,343	25,837	—
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(149,722)	—	—
Net change in unrealized appreciation (depreciation)	$(889,419)	$6,944,914	$—

For the year ended December 31, 2024, the Fund incurred a net change in unrealized depreciation driven by the financial performance of several portfolio companies, offset slightly by spread tightening in the credit markets and financial performance of the balance of the portfolio. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further increased the net change in unrealized depreciation for the year. For the year ended December 31, 2023, the Fund incurred a net change in unrealized appreciation primarily due to the spread tightening in the credit markets and positive portfolio company performance. For the period March 23, 2022 (inception) through December 31, 2022, there was no net change in unrealized appreciation as the Fund had not yet broken escrow and settled purchase of any investments.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of the Fund’s continuous offering of Common Shares, proceeds from net borrowings on its credit facilities, income earned and repayments on principal on its debt investments. The primary uses of the Fund’s cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of its operations (including fees paid to its Adviser and expense reimbursements paid to the Fund’s Administrator), (iii) debt service, repayment and other financing costs, (iv) funding repurchases under its share repurchase program and (v) cash distributions to the holders of its shares.

As of December 31, 2024, the Fund had three revolving credit facilities outstanding and as of December 31, 2023, it had one revolving credit facility outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024 and 2023, the Fund had $611.1 million and $105.8 million of debt outstanding under its revolving credit facilities, respectively. As of December 31, 2024 and 2023 and the Fund’s asset coverage ratio was 227% and 483%, respectively.

Cash as of December 31, 2024, taken together with the Fund’s $388.9 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

Although the Fund has attractive financing arrangements, any disruption in the financial markets or any other negative economic development could restrict the Fund’s access to incremental financing in the future. The Fund may not be able to find new financing for future investments or liquidity needs and, even if the Fund is able to obtain such financing, such financing may not be on as favorable terms as the Fund could have obtained previously. These factors may limit the Fund’s ability to make new investments and adversely impact its results of operations.

As of December 31, 2024, the Fund had $18.3 million in cash, including foreign cash. During the year ended December 31, 2024, cash used in operating activities was $803.6 million primarily as a result of funding new investments modestly offset by sales of investments and principal repayments. Cash provided by financing activities was $820.3 million during the period primarily as a result of new share issuances and net borrowings, partially offset by share repurchases and distributions to shareholders.

As of December 31, 2023 the Fund had $1.1 million in cash and $0.3 million in foreign cash. During the year ended December 31, 2023, cash used in operating activities was $481.5 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $483.0 million during the period, primarily as a result of new share issuances and net borrowings under the Fund’s credit facility.

During the period March 23, 2022 (inception) through December 31, 2022, the Fund had not yet commenced operations and cash flows consisted of the seed capital.

Equity

The following table summarizes transactions in Common Shares during the year ended December 31, 2024:

	Year Ended December 31, 2024
	Shares	Amount
CLASS I
Subscriptions	13,643,023	$352,463,949
Share transfers between classes	—	—
Distributions reinvested	1,265,054	32,675,897
Share repurchases	(581,036)	(14,990,368)
Early repurchase deduction	—	20,901
Net increase (decrease)	14,327,041	$370,170,379
CLASS S
Subscriptions	45,598	1,178,102
Share transfers between classes	—	—
Distributions reinvested	475	12,280
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	46,073	$1,190,382
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	40	1,051
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	40	$1,051
Total net increase (decrease)	14,373,154	$371,361,812

The following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Shares	Amount
CLASS I
Subscriptions	15,375,004	$388,786,937
Share transfers between classes	—	—
Distributions reinvested	363,349	9,243,679
Share repurchases	(14,828)	(377,464)
Early repurchase deduction	—	7,367
Net increase (decrease)	15,723,525	$397,660,519
CLASS S
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	77
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,077
CLASS D
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	82
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,082
Total net increase (decrease)	15,724,315	$397,680,678

The following table summarizes transactions in Common Shares during the period March 23, 2022 (inception) through December 31, 2022:

For the period March 23, 2022 (inception)
through December 31, 2022
	Shares	Amount
CLASS I
Subscriptions	80	$2,000
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	80	$2,000
CLASS S	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	80	$2,000

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the year ended December 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
October 28, 2024	October 31, 2024	November 22, 2024	0.2175	5,954,447
November 27, 2024	November 29, 2024	December 23, 2024	0.2175	6,264,179
December 27, 2024	December 31, 2024	January 24, 2025	0.3695	11,183,941
			$2.7620	$65,630,673

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
October 28, 2024	October 31, 2024	November 22, 2024	0.1993	4,520
November 27, 2024	November 29, 2024	December 23, 2024	0.1992	6,965
December 27, 2024	December 31, 2024	January 24, 2025	0.3511	16,316
			$2.5424	$33,776

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
October 28, 2024	October 31, 2024	November 22, 2024	0.2121	91
November 27, 2024	November 29, 2024	December 23, 2024	0.2121	91
December 27, 2024	December 31, 2024	January 24, 2025	0.3641	159
			$2.6972	$1,126

The following table summarizes the Fund’s distributions declared and payable for the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
October 27, 2023	October 31, 2023	November 22, 2023	0.2150	2,721,969
November 29, 2023	November 30, 2023	December 22, 2023	0.2150	3,056,588
December 29, 2023	December 29, 2023	January 24, 2024	0.2150	3,380,805
			$1.8800	$19,344,842

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.1969	$77
December 29, 2023	December 29, 2023	January 24, 2024	0.1969	78
			$0.3938	$155

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.2097	$82
December 29, 2023	December 29, 2023	January 24, 2024	0.2097	83
			$0.4194	$165

For the period March 23, 2022 (inception) through March 31, 2023 there were no distributions.

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in the Fund’s distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in its distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the year ended December 31, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.70	$63,945,167	$2.49	$31,317	$2.64	$1,102
Accumulated distributable earnings from prior periods	0.06	1,685,506	0.05	2,459	0.06	24
Net realized gains (losses)	—	—	—	—	—	—
Total	$2.76	$65,630,673	$2.54	$33,776	$2.70	$1,126

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the year ended December 31, 2023.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.88	$19,344,842	$0.39	$155	$0.42	$165
Net realized gains (losses)	—	—	—	—	—	—
Total	$1.88	$19,344,842	$0.39	$155	$0.42	$165

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

The following table summarizes the share repurchases completed during the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
August 30, 2024	5%	$25.75	September 30, 2024	$1,883,101	73,416	0.32%
November 29, 2024	5%	$25.75	December 31, 2024	$5,590,585	217,354	0.83%
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

For the period March 23, 2022 (inception) through December 31, 2022 there were no share repurchases.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2024 and 2023, were $361.5 million and $33.6 million, respectively, and 7.19% and 7.17%, respectively. The Fund’s outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855
BSPV Facility	250,000,000	172,000,000	172,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
(1)
Under the JPMorgan Lending Facility, the Fund is permitted to borrow in U.S. dollars (“USD”) or certain other currencies. As of December 31, 2023, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 21 million, translated to USD of $15.8 million. In connection with the preparation of the Fund’s financial statements for the quarter ended March 31, 2024, the reported amount of $481 million of Aggregate Principal Committed for the year ended December 31, 2023, was revised to $460 million of Aggregate Principal Committed, noted above, to correct the prior disclosure.

For additional information on the Fund’s borrowings, refer to “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of December 31, 2024 and 2023, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $321.7 million and $99.3 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of December 31, 2024, management is not aware of any pending or threatened material litigation.

Related-Party Transactions

The Fund has entered into a number of business relationships with affiliated or related parties, including the following;

•
the Advisory Agreement;
•
the Administration Agreement;
•
the Transfer Agent Agreement;
•
the Managing Dealer Agreement;
•
Expense Support and Conditional Reimbursement Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments; and
•
Affiliate Ownership

In addition to the aforementioned agreements, the Fund, the Adviser, and certain of the Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Subsequent Events” for a summary of recent developments.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires the Fund to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

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

Our accounting policy regarding the fair value of the Fund’s investments is critical because the determination of fair value involves subjective judgments and requires the use of estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of the Fund’s investments may differ from the amounts that it ultimately realizes or collects from sales or maturities of its investments, and the differences could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Fund is subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

The Fund has invested, and plans to continue to invest, primarily in illiquid debt securities of private companies. Most of the Fund’s investments will not have a readily available market price, and the Fund values these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review the Fund’s investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund is required to liquidate a portfolio investment in a forced or liquidation sale, the Fund could realize significantly less than the value at which the Fund has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the Fund’s investments to be different than the unrealized appreciation (depreciation) reflected in the valuations currently recorded.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. The Fund intends to fund portions of its investments with borrowings, and at such time, its net investment income will be affected by the difference between the rate at which the Fund invests and the rate at which the Fund borrows. Accordingly, the Fund cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on its net investment income.

As of December 31, 2024, 100.0% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statement of assets and liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$39,805,300	$18,332,126	$21,473,174
Up 200 basis points	26,536,867	12,221,417	14,315,450
Up 100 basis points	13,268,433	6,110,709	7,157,725
Down 100 basis points	(13,268,433)	(6,110,709)	(7,157,725)
Down 200 basis points	(26,536,867)	(12,221,417)	(14,315,450)
Down 300 basis points	(39,805,300)	(18,332,126)	(21,473,174)

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	99
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	100
Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and the period March 23, 2022 (inception) through December 31, 2022	102
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024, 2023 and the period March 23, 2022 (inception) through December 31, 2022	103
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and the period March 23, 2022 (inception) through December 31, 2022	104
Consolidated Schedules of Investments as of December 31, 2024 and 2023	106
Notes to Consolidated Financial Statements	130

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Fidelity Private Credit Fund:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidelity Private Credit Fund (the “Fund”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2024 and for the period from March 23, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2024 and for the period from March 23, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, borrowers, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 19, 2025

We have served as the Fund’s auditor since 2022.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,315,878,064 and $500,084,317 at December 31, 2024 and December 31, 2023, respectively)	$1,321,270,559	$506,671,142
Non-controlled / affiliate investments (amortized cost $47,327,982 and $24,436,874 at December 31, 2024 and December 31, 2023, respectively)	47,969,881	24,795,483
Cash	18,260,082	1,119,639
Foreign cash (cost $80,238 and $317,490 at December 31, 2024 and December 31, 2023, respectively)	78,147	316,970
Deferred offering costs	—	291,680
Deferred financing costs	6,643,073	3,536,786
Receivables from sales and paydowns of investments	5,451,608	370,912
Interest receivable	17,605,385	7,719,089
Dividend receivable	344,043	190,132
Due from affiliates, net	—	561,241
Prepaid expenses and other assets	100,776	34,088
Total Assets	$1,417,723,554	$545,607,162
Liabilities
Debt	611,070,855	105,848,459
Payable for purchases of securities	3,960,000	28,618,421
Payable for capital shares repurchased	5,590,585	27,140
Distributions payable	11,207,148	3,380,966
Interest payable	5,229,723	633,359
Management fee payable	818,848	—
Income based incentive fee payable	2,805,856	—
Capital gains incentive fee payable	822,417	868,178
Excise tax payable	—	66,312
Due to affiliates, net	201,579	—
Other accounts payable and accrued liabilities	921,862	376,999
Total Liabilities	$642,628,873	$139,819,834
Commitments and Contingencies (Note 6)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 30,097,549 and 15,724,395 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	300,975	157,244
Paid-in-capital in excess of par value	768,540,291	396,598,745
Total distributable earnings (loss)	6,253,415	9,031,339
Total Net Assets	$775,094,681	$405,787,328
Total Liabilities and Net Assets	$1,417,723,554	$545,607,162

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	December 31, 2024	December 31, 2023
Class I Shares
Net assets	$773,886,854	$405,766,957
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	30,050,646	15,723,605
Net asset value per share	$25.75	$25.81
Class S Shares
Net assets	$1,196,615	$10,183
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	46,468	395
Net asset value per share(1)	$25.75	$25.81
Class D Shares
Net assets	$11,212	$10,188
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	435	395
Net asset value per share(1)	$25.75	$25.81
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Investment Income
From non-controlled / non-affiliate investments
Interest income	$107,506,616	$25,116,260	$—
Dividend income	1,312,258	145,705	—
Other income	1,403,260	—	—
From non-controlled / affiliate investments
Dividend income	3,045,020	1,129,316	—
Total Investment Income	113,267,154	26,391,281	—
Expenses
Interest expense	28,173,616	3,604,369	—
Management fees	7,553,534	2,497,365	—
Income based incentive fees	9,127,708	2,683,195	—
Capital gains incentive fees	(45,761)	868,178	—
Distribution and shareholder servicing fees
Class S	2,459	14	—
Class D	27	4	—
Administration fees	1,957,939	646,398	—
Custodian fees	5	—	—
Organization expenses	—	3,669	277,851
Amortization of deferred offering costs	291,680	1,299,850	—
Board of Trustees’ fees	227,597	213,268	125,750
Professional fees	1,631,473	912,873	418,463
Other general and administrative expenses	1,302,089	823,770	25,868
Total Expenses Before Reductions	50,222,366	13,552,953	847,932
Expense support	(1,096,305)	(2,544,412)	(847,932)
Management fees waived	—	(2,505,275)	—
Income based incentive fees waived	—	(2,683,195)	—
Net Expenses	49,126,061	5,820,071	—
Net Investment Income (Loss) Before Taxes	64,141,093	20,571,210	—
Provision for income and excise taxes	163,507	66,312	—
Net Investment Income (Loss) After Taxes	63,977,586	20,504,898	—
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	22,135	—	—
Net realized gain (loss) on foreign currency transactions	558,717	—	—
Benefit (provision) for taxes on realized gain on investments	(57,903)	—	—
Net realized gain (loss)	522,949	—	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(1,194,330)	6,560,468	—
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	283,290	358,609	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	171,343	25,837	—
Benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(149,722)	—	—
Net change in unrealized appreciation (depreciation)	(889,419)	6,944,914	—
Net Realized and Change in Unrealized Gains (Losses)	(366,470)	6,944,914	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$63,611,116	$27,449,812	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$63,977,586	$20,504,898	$—
Net realized gain (loss)	522,949	—	—
Net change in unrealized appreciation (depreciation)	(889,419)	6,944,914	—
Net increase (decrease) in net assets resulting from operations	63,611,116	27,449,812	—
Distributions to Common Shareholders:
Class I	(65,630,673)	(19,344,842)	—
Class S	(33,776)	(155)	—
Class D	(1,126)	(165)	—
Net decrease in net assets resulting from distributions	(65,665,575)	(19,345,162)	—
Share Transactions:
Class I:
Proceeds from shares sold	352,463,949	388,786,937	2,000
Distributions reinvested	32,675,897	9,243,679	—
Repurchased shares, net of early repurchase deduction	(14,969,467)	(370,097)	—
Net increase (decrease) in net assets from share transactions	370,170,379	397,660,519	2,000
Class S:
Proceeds from shares sold	1,178,102	10,000	—
Distributions reinvested	12,280	77	—
Net increase (decrease) in net assets from share transactions	1,190,382	10,077	—
Class D:
Proceeds from shares sold	—	10,000	—
Distributions reinvested	1,051	82	—
Net increase (decrease) in net assets from share transactions	1,051	10,082	—
Total increase (decrease) in net assets	369,307,353	405,785,328	2,000
Net assets, beginning of period	405,787,328	2,000	—
Net Assets, End of Period	$775,094,681	$405,787,328	$2,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$63,611,116	$27,449,812	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(1,123,658,381)	(519,402,734)	—
Proceeds from sales of investments and principal repayments	284,595,179	11,323,993	—
Net realized (gain) loss on investments	(22,135)	—	—
Net realized (gain) loss on foreign currency transactions	(558,717)	—	—
Net proceeds (payments) from sales (purchases) of short-term securities	5,302,393	(15,328,417)	—
Net change in unrealized (appreciation) depreciation on investments	911,040	(6,919,077)	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	(171,343)	—	—
Unrealized gain (loss) on foreign cash	—	(520)	—
Net accretion of discount and amortization of premium	(4,901,911)	(1,114,033)	—
Amortization of deferred financing costs	1,426,189	753,732	—
Amortization of deferred offering costs	291,680	1,299,850	(1,306,724)
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(5,080,696)	(370,912)	—
(Increase) decrease in interest receivable	(9,886,296)	(7,719,089)	—
(Increase) decrease in dividend receivable	(153,911)	(190,132)	—
(Increase) decrease in due from affiliates, net	561,241	(561,250)	—
(Increase) decrease in prepaid expenses and other assets	(66,688)	(34,088)	—
Increase (decrease) in payable for purchases of securities	(24,658,421)	28,618,421	—
Increase (decrease) in payable for capital shares repurchased	—	27,140	—
Increase (decrease) in interest payable	4,596,364	633,359	—
Increase (decrease) in income based incentive fee payable	2,805,856	—	—
Increase (decrease) in capital gains incentive fee payable	(45,761)	868,178	—
Increase (decrease) in excise tax payable	(66,312)	66,312	—
Increase (decrease) in due to affiliates, net	201,579	(1,306,715)	1,306,724
Increase (decrease) in management fee payable	818,848	—	—
Increase (decrease) in other accounts payable and accrued liabilities	544,863	376,999	—
Net Cash Provided by (Used in) Operating Activities	$(803,604,224)	$(481,529,171)	$—

The accompanying notes are an integral part of these consolidated financial statement

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
Cash Flows from Financing Activities:	2024	2023	2022
Payment of financing costs	$(4,532,476)	$(4,290,518)	$—
Offering costs paid and deferred	—	(284,806)	—
Proceeds from issuance of Common Shares	353,642,051	388,806,937	2,000
Repurchased shares, net of early repurchase deduction paid	(9,406,022)	(370,097)	—
Capital distributions	(25,150,165)	(6,720,358)	—
Proceeds from borrowings	599,573,855	211,848,459	—
Repayment of borrowings	(93,797,309)	(106,000,000)	—
Net Cash Provided by (Used in) Financing Activities	820,329,934	482,989,617	2,000
Net change in Cash and Foreign Cash	16,725,710	1,460,446	2,000
Effect of foreign currency exchange rates changes	175,910	(25,837)	—
Cash and Foreign Cash, beginning of the period	1,436,609	2,000	—
Cash and Foreign Cash, End of the Period	$18,338,229	$1,436,609	$2,000
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$32,689,228	$9,243,838	$—
Reinvestment of distributions	$(32,689,228)	$(9,243,838)	$—
Cash paid for excise taxes	$66,312	$—	$—
Cash paid for interest expense	$22,151,063	$2,971,010	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
Acosta Inc (h)(j)(m)(p)	Term Loan	SOFR	+	5.50%	10.12%	8/21/2031	1,675,000	$1,642,327	$1,662,438
MMGY Global LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	4/25/2029	8,052,871	7,903,746	8,052,871
MMGY Global LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/25/2029	-	(36,321)	-
								9,509,752	9,715,309	1.25%
Aerospace & Defense
Cadence - Southwick, Inc. (j)(m)(o)	Term Loan	SOFR	+	5.00%	10.42%	5/3/2029	7,100,392	6,930,598	7,057,790
Cadence - Southwick, Inc. (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.62%	5/3/2028	804,170	777,203	793,578
Cadence - Southwick, Inc. (j)(n)	Term Loan	SOFR	+	5.00%	9.47%	5/3/2029	1,321,211	1,298,577	1,313,284
Neptune Platform Buyer, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.58%	1/20/2031	15,627,079	15,426,972	15,564,571
Neptune Platform Buyer, LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	1/20/2031	-	(26,326)	-
								24,407,024	24,729,223	3.19%
Air Freight & Logistics
Dynamic Connections, Ltd (j)(m)(p)	Term Loan	SOFR	+	5.50%	10.02%	11/27/2030	3,106,754	3,060,311	3,060,153
Dynamic Connections, Ltd (j)(m)(t)(p)	Term Loan	CORRA	+	5.50%	9.30%	11/27/2030	10,148,729	7,128,875	6,954,328
Dynamic Connections, Ltd (f)(j)(m)(p)	Delayed Draw Term Loan		-		-	11/27/2030	-	(99,799)	(101,307)
Dynamic Connections, Ltd (f)(j)(m)(p)	Revolving Credit Facility		-		-	11/27/2030	-	(33,252)	(33,769)
R1 Holdings, LLC (j)(n)	Term Loan	SOFR	+	6.25%	10.84%	12/29/2028	5,312,144	5,158,358	5,312,144
								15,214,493	15,191,549	1.97%
Application Software
ACP Avenu Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.84%	10/2/2029	17,015,625	16,615,556	16,845,469
ACP Avenu Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.85%	10/2/2029	222,500	200,576	212,500
ACP Avenu Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.84%	10/2/2029	3,792,857	3,648,842	3,754,929

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
ACP Falcon Buyer, Inc. (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	10.09%	8/1/2029	21,011,319	$20,481,608	$21,011,319
ACP Falcon Buyer, Inc. (f)(j)(m)	Revolving Credit Facility		-		-	8/1/2029	-	(23,102)	-
Aptean, Inc. (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.51%	1/30/2031	8,692,894	8,603,185	8,692,894
Aptean, Inc. (f)(k)(m)	Revolving Credit Facility		-		-	1/30/2031	-	(6,328)	-
Aptean, Inc. (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.32%	1/30/2031	141,920	137,890	141,920
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (j)(n)	Term Loan	SOFR	+	5.00%	9.63%	12/9/2029	5,125,388	4,951,502	5,125,388
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (j)(m)	Term Loan	SOFR	+	5.00%	9.63%	12/9/2029	27,135,381	26,659,367	27,135,381
Cytracom, LLC (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.36%	6/28/2027	12,428,217	12,320,969	12,316,363
Cytracom, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	6/28/2027	-	(15,307)	(14,669)
Cytracom, LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/28/2027	-	(16,987)	(18,337)
Dcert Buyer Inc (h)(m)(p)	Term Loan	SOFR	+	4.00%	8.36%	10/16/2026	6,937,608	6,811,890	6,649,905
DH Corporation/Société DH Pro Buyer, LLC (j)(m)(p)	Term Loan	SOFR	+	7.25%	11.65%	9/13/2029	252,572	248,323	252,572
Finastra USA Inc (j)(m)(p)	Term Loan	SOFR	+	7.25%	11.65%	9/13/2029	10,814,676	10,632,720	10,814,676
Modena Buyer LLC (h)(m)(p)	Term Loan	SOFR	+	4.50%	8.86%	7/1/2031	3,000,000	2,947,058	2,897,130
Polaris Newco LLC (h)(l)(m)(p)	Term Loan	SOFR	+	4.00%	8.85%	6/2/2028	4,948,849	4,872,723	4,953,897
Prism Parent Co Inc. (k)(m)	Term Loan	SOFR	+	5.00%	9.37%	9/16/2028	5,081,186	4,945,215	5,081,186
Routeware, Inc (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.60%	9/18/2031	18,277,206	18,100,949	18,094,434
Routeware, Inc (f)(j)(m)	Delayed Draw Term Loan		-		-	9/18/2031	-	(40,633)	(42,429)
Routeware, Inc (f)(j)(m)	Revolving Credit Facility		-		-	9/18/2031	-	(18,774)	(19,583)
User Zoom Technologies, Inc. (j)(m)	Term Loan	SOFR	+	7.50%	12.75%	4/5/2029	10,000,000	9,714,404	9,970,000
								151,771,646	153,854,945	19.85%
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Hunter Douglas Inc (h)(l)(m)(p)	Term Loan	SOFR	+	3.50%	8.02%	2/25/2029	4,949,239	$4,923,372	$4,936,866
Oscar AcquisitionCo, LLC (h)(l)(m)(p)	Term Loan	SOFR	+	4.25%	8.50%	4/29/2029	4,949,367	4,946,177	4,889,727
								9,869,549	9,826,593	1.27%
Commodity Chemicals
Soteria Flexibles Corporation (f)(j)(m)	Delayed Draw Term Loan		-		-	8/15/2029	-	(63,587)	-
Soteria Flexibles Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.83%	8/15/2029	8,709,103	8,525,455	8,613,303
Soteria Flexibles Corporation (f)(j)(m)	Revolving Credit Facility		-		-	8/15/2029	-	(19,397)	(11,000)
								8,442,471	8,602,303	1.11%
Copper
Copperweld Group, Inc. (j)(n)(o)	Term Loan	SOFR	+	6.00%	10.59%	3/31/2026	6,161,741	6,055,373	6,124,771
								6,055,373	6,124,771	0.79%
Data Processing & Outsourced Services
VRC Companies LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.34%	6/29/2027	19,936,111	19,714,516	19,836,431
								19,714,516	19,836,431	2.56%
Diversified Chemicals
Hexion Holdings Corporation (h)(l)(m)(p)	Term Loan	SOFR	+	4.00%	8.45%	3/15/2029	4,949,524	4,778,178	4,958,059
								4,778,178	4,958,059	0.64%
Diversified Financial Services
Clue Opco LLC (h)(k)(m)(p)	Term Loan	SOFR	+	4.50%	9.09%	12/19/2030	4,644,444	4,439,418	4,657,727
CUB Financing Intermediate, LLC (l)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.08%	6/28/2030	11,765,870	11,654,386	11,765,870
CUB Financing Intermediate, LLC (f)(l)(m)	Delayed Draw Term Loan		-		-	6/28/2030	-	(24,966)	-
STG Distribution, LLC (i)(m)(p)	Term Loan	SOFR	+	8.35%	12.87%	10/3/2029	4,021,076	3,804,408	3,996,950
								19,873,246	20,420,547	2.64%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Diversified Support Services
American Trailer Rental Group, LLC (j)(m)	Term Loan	SOFR	+	5.75%	10.26%	6/1/2027	14,793,047	$14,502,448	$14,068,188
American Trailer Rental Group, LLC (j)(n)	Term Loan	SOFR	+	5.75%	10.26%	6/1/2027	4,943,563	4,858,335	4,701,328
Brand Industrial Services Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.50%	9.07%	8/1/2030	4,950,063	4,950,063	4,802,997
Eversmith Brands Intermediate Holding Company (j)(m)(n)	Term Loan	SOFR	+	5.00%	9.36%	6/17/2030	4,594,542	4,530,227	4,318,869
Eversmith Brands Intermediate Holding Company (f)(j)(m)	Delayed Draw Term Loan		-		-	6/17/2030	-	(21,932)	(168,351)
Eversmith Brands Intermediate Holding Company (f)(j)(m)	Revolving Credit Facility		-		-	6/17/2030	-	(12,275)	(53,872)
Identiti Resources LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	10.33%	11/1/2029	18,703,300	18,427,431	18,422,751
Identiti Resources LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	11/1/2029	-	(111,109)	(114,723)
Identiti Resources LLC (f)(j)(m)	Revolving Credit Facility		-		-	11/1/2029	-	(50,467)	(52,147)
MRI Acquisitions, Inc (j)(m)	Term Loan	SOFR	+	6.25%	10.73%	12/30/2025	5,444,288	5,378,996	5,291,848
National Power, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.36%	10/31/2029	14,257,100	14,116,218	14,114,529
National Power, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	10/31/2029	-	(74,965)	(77,425)
National Power, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/31/2029	-	(37,447)	(38,713)
Perimeter Solutions Group, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	4.50%	8.83%	10/2/2030	20,072,836	19,837,217	19,771,743
Perimeter Solutions Group, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	4.50%	8.83%	10/2/2030	4,700,096	4,609,038	4,578,756
Perimeter Solutions Group, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/2/2030	-	(29,955)	(37,500)
								90,871,823	89,528,278	11.57%
Electronic Components
EDS Buyer, LLC (j)(m)(n)	Term Loan	SOFR	+	5.75%	10.08%	1/10/2029	8,327,468	8,180,807	8,327,468
EDS Buyer, LLC (f)(j)(m)	Revolving Credit Facility		-		-	1/10/2029	-	(13,214)	-
								8,167,593	8,327,468	1.07%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.81%	11/4/2030	24,576,807	24,219,516	24,208,155
Principal Lighting Group Holdings, LLC (f)(j)(m)	Revolving Credit Facility		-		-	11/4/2030	-	(47,748)	(49,023)
								24,171,768	24,159,132	3.11%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Environmental & Facilities Services
Dragonfly Pond Works (j)(m)	Term Loan	SOFR	+	5.25%	9.58%	8/16/2030	6,674,154	$6,576,576	$6,647,457
Dragonfly Pond Works (f)(j)(m)	Delayed Draw Term Loan		-		-	8/16/2030	-	(55,306)	-
Dragonfly Pond Works (f)(j)(m)	Revolving Credit Facility		-		-	8/16/2030	-	(27,571)	(7,826)
Erosion Intermediate Holdings LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.83%	9/30/2029	2,621,943	2,583,786	2,587,858
Erosion Intermediate Holdings LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.84%	9/30/2029	1,051,406	976,343	983,065
Erosion Intermediate Holdings LLC (f)(j)(m)	Revolving Credit Facility		-		-	9/30/2029	-	(24,994)	(22,780)
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	7,948,869	7,889,631	7,893,227
Pave America Interco, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	1,138,442	1,119,790	1,130,473
Pave America Interco, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.75%	11.23%	2/7/2028	949,563	928,676	939,894
Pave America Interco, LLC (j)(n)(o)	Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	10,344,604	10,106,165	10,272,192
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	592,556	577,646	588,408
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	6.75%	11.23%	2/7/2028	3,425,755	3,334,090	3,401,775
Ruppert Landscape, LLC (k)(m)	Term Loan	SOFR	+	5.00%	9.55%	12/1/2028	4,900,290	4,775,950	4,900,290
Ruppert Landscape, LLC (f)(k)(m)	Revolving Credit Facility		-		-	12/1/2028	-	(4,662)	-
Ruppert Landscape, LLC (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.44%	12/1/2028	897,510	857,001	897,510
								39,613,121	40,211,543	5.21%
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (h)(m)(p)	Term Loan	SOFR	+	4.50%	9.01%	11/15/2030	992,500	990,019	962,725
Discovery Purchaser Corporation (h)(l)(m)(p)	Term Loan	SOFR	+	4.38%	8.95%	10/4/2029	4,950,187	4,938,997	4,972,463
								5,929,016	5,935,188	0.76%
Food Retail
Cardenas Merger Sub LLC (h)(k)(m)(p)	Term Loan	SOFR	+	6.75%	11.18%	8/1/2029	4,880,813	4,778,457	4,626,620
								4,778,457	4,626,620	0.60%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Distributors
Gainwell Acquisition Corp (h)(k)(m)(p)	Term Loan	SOFR	+	4.00%	8.43%	10/1/2027	4,948,454	$4,900,931	$4,782,136
								4,900,931	4,782,136	0.62%
Health Care Facilities
Infusion Services Management, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.50%	10.83%	7/7/2028	11,759,071	11,483,823	11,759,071
Infusion Services Management, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	10.83%	7/7/2028	3,867,817	3,805,823	3,867,817
Infusion Services Management, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.50%	10.87%	7/7/2028	2,391,749	2,299,874	2,391,749
Infusion Services Management, LLC (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.26%	7/7/2028	15,944,292	15,654,279	15,816,738
								33,243,799	33,835,375	4.37%
Health Care Services
AB Centers Acquisition Corporation (k)(n)(o)	Term Loan	SOFR	+	5.25%	9.84%	7/2/2031	19,561,278	19,278,582	19,522,155
AB Centers Acquisition Corporation (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.78%	7/2/2031	243,849	217,200	243,361
AB Centers Acquisition Corporation (f)(k)(m)	Revolving Credit Facility		-		-	7/2/2031	-	(24,848)	(3,557)
AB Centers Acquisition Corporation (k)(m)(n)	Term Loan	SOFR	+	5.25%	9.61%	7/2/2031	7,132,502	7,096,840	7,118,237
BeBright MSO, LLC (j)(m)(n)	Term Loan	SOFR	+	5.75%	10.26%	6/3/2030	9,289,384	9,203,298	9,270,805
BeBright MSO, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.34%	6/3/2030	7,023,895	6,956,415	7,008,988
BeBright MSO, LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/3/2030	-	(16,889)	(3,734)
DPT Management, LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.63%	12/18/2027	24,058,901	23,821,122	23,818,312
DPT Management, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/18/2027	-	(54,954)	(55,692)
DPT Management, LLC (f)(j)(m)	Revolving Credit Facility		-		-	12/18/2027	-	(32,978)	(33,415)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(n)(o)	Term Loan	SOFR	+	6.50%	11.74%	1/3/2029	9,310,974	9,095,184	9,310,974
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(m)	Term Loan	SOFR	+	6.00%	10.45%	1/3/2029	10,663,674	10,477,473	10,631,683
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.25%	1/3/2029	6,710,455	6,571,310	6,690,311
Future Care Associates LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.71%	1/27/2029	17,172,260	16,870,204	16,966,193
Future Care Associates LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.71%	1/27/2029	14,925,000	14,662,576	14,745,900

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
HAH Group Holding Co LLC (h)(m)(p)	Term Loan	SOFR	+	5.00%	9.36%	9/24/2031	4,000,000	$3,956,154	$3,995,000
Houseworks Holdings, LLC (j)(o)	Term Loan	SOFR	+	5.25%	9.58%	12/16/2028	4,900,000	4,752,990	4,900,000
Houseworks Holdings, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.56%	12/16/2028	63,776	52,253	63,776
Houseworks Holdings, LLC (j)(n)	Term Loan	SOFR	+	5.25%	9.76%	12/16/2028	3,022,959	2,949,637	3,022,959
Houseworks Holdings, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.76%	12/16/2028	264,643	238,897	264,643
NE Ortho Management Services, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/13/2030	-	(114,829)	(115,932)
NE Ortho Management Services, LLC (f)(j)(m)	Revolving Credit Facility		-		-	12/13/2030	-	(28,726)	(28,983)
NE Ortho Management Services, LLC (j)(m)(n)	Term Loan	SOFR	+	5.00%	9.40%	12/13/2030	12,559,298	12,372,236	12,370,909
NE Ortho Management Services, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/13/2030	-	(43,061)	(43,474)
The Smilist DSO, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.33%	4/4/2029	17,050,984	16,708,657	17,050,984
The Smilist DSO, LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/4/2029	-	(17,819)	-
The Smilist DSO, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	4/4/2029	3,181,396	3,115,050	3,181,396
The Smilist DSO, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	4/4/2029	4,609,787	4,520,679	4,609,787
The Smilist DSO, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	4/4/2029	-	(49,007)	(49,182)
Tiger Healthcare Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	2/27/2030	5,765,758	5,615,733	5,719,586
Tiger Healthcare Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.33%	2/27/2030	11,165,625	10,939,581	11,076,300
Tiger Healthcare Buyer, LLC (f)(j)(m)	Revolving Credit Facility		-		-	2/27/2030	-	(19,398)	(8,000)
VIP Medical US Buyer, LLC (j)(m)(n)	Term Loan	SOFR	+	5.75%	10.21%	12/12/2028	5,502,700	5,387,943	5,502,700
								194,457,505	196,742,990	25.38%
Health Care Supplies
C2DX, Inc (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.76%	3/19/2030	7,576,106	7,473,127	7,576,106
C2DX, Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.76%	3/19/2030	221,614	195,713	221,614
C2DX, Inc (f)(j)(m)	Delayed Draw Term Loan		-		-	3/19/2030	-	(64,513)	-
								7,604,327	7,797,720	1.01%
Health Care Technology
Alegeus Technologies Holdings Corp (j)(m)(n)(o)	Term Loan	SOFR	+	6.75%	11.30%	11/5/2029	32,868,954	32,071,156	32,047,230

The accompanying notes are an integral part of these consolidated financial statement

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Benefit Plan Administrators Of Eau Claire, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.30%	11/1/2030	17,078,802	$16,867,350	$16,865,317
Benefit Plan Administrators Of Eau Claire, LLC (f)(k)(m)	Revolving Credit Facility		-		-	11/1/2030	-	(34,622)	(35,581)
Benefit Plan Administrators Of Eau Claire, LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	11/1/2030	-	(57,667)	(59,301)
Harmony Hit US Holdings Inc (j)(m)(n)	Term Loan	SOFR	+	5.00%	9.53%	12/3/2030	23,474,363	23,183,697	23,180,933
Harmony Hit US Holdings Inc (f)(j)(m)	Delayed Draw Term Loan		-		-	12/3/2030	-	(29,112)	(29,550)
Harmony Hit US Holdings Inc (f)(j)(m)	Revolving Credit Facility		-		-	12/3/2030	-	(49,011)	(49,688)
RxStrategies, Inc. (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.84%	8/12/2030	29,441,434	29,022,957	29,176,461
RxStrategies, Inc. (f)(j)(m)	Revolving Credit Facility		-		-	8/12/2030	-	(35,163)	(22,500)
								100,939,585	101,073,321	13.04%
Home Improvement Retail
Kodiak BP LLC (h)(m)(p)	Term Loan	SOFR	+	3.75%	8.27%	11/26/2031	1,645,000	1,636,775	1,644,408
LBM Acquisition LLC (h)(k)(m)(p)	Term Loan	SOFR	+	3.75%	8.30%	6/6/2031	3,980,000	3,942,964	3,940,638
								5,579,739	5,585,046	0.72%
Hotels, Resorts & Cruise Lines
Horizon US Finco LP (h)(m)(p)	Term Loan	SOFR	+	4.25%	8.68%	12/22/2031	4,000,000	3,960,000	3,975,000
								3,960,000	3,975,000	0.51%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.82%	12/13/2027	24,812,500	24,621,282	24,812,500
Endurance PT Technology Buyer Corporation (j)(n)	Term Loan	SOFR	+	5.50%	9.86%	2/28/2030	18,062,410	17,737,691	18,062,410
Endurance PT Technology Buyer Corporation (f)(j)(m)	Revolving Credit Facility		-		-	2/28/2030	-	(17,266)	-
Endurance PT Technology Buyer Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.61%	2/28/2030	15,124,891	14,878,093	15,079,516
LACO Industries, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	7/2/2030	17,838,312	17,582,212	17,642,091
LACO Industries, LLC (f)(j)(m)	Revolving Credit Facility		-		-	7/2/2030	-	(20,517)	(16,359)
Lake Air Products, LLC (j)(m)(n)	Term Loan	SOFR	+	7.00%	11.48%	1/9/2029	10,843,724	10,600,833	10,843,724
LGC US Finco, LLC (j)(m)(p)	Term Loan	SOFR	+	6.50%	10.97%	12/20/2025	5,699,907	5,631,245	5,580,209
MoboTrex, LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.58%	6/7/2030	6,876,424	6,748,712	6,738,896
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
MoboTrex, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.58%	6/7/2030	3,987,103	$3,914,690	$3,907,361
MoboTrex, LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/7/2030	-	(48,706)	(52,115)
MoboTrex, LLC (j)(m)	Term Loan	SOFR	+	5.25%	9.58%	6/7/2030	5,858,319	5,745,416	5,741,153
								107,373,685	108,339,386	13.98%
Insurance Brokers
Alera Group, Inc. (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.09%	9/30/2028	2,547,695	2,527,357	2,547,695
								2,527,357	2,547,695	0.33%
Internet Services & Infrastructure
Constant Contact Inc (h)(k)(m)(p)	Term Loan	SOFR	+	4.00%	8.92%	2/10/2028	993,290	984,225	884,028
Peraton Corp (h)(k)(m)(p)	Term Loan	SOFR	+	3.75%	8.21%	2/1/2028	4,947,470	4,947,470	4,593,924
								5,931,695	5,477,952	0.70%
Leisure Facilities
United PF Holdings LLC (h)(m)(p)	Term Loan	SOFR	+	4.00%	8.85%	12/30/2026	2,992,147	2,896,442	2,872,461
								2,896,442	2,872,461	0.37%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(k)(m)	Revolving Credit Facility		-		-	11/6/2029	-	(20,315)	-
WCI-BXC Purchaser, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	6.25%	10.78%	11/6/2030	27,138,040	26,530,682	27,138,040
								26,510,367	27,138,040	3.50%
Office Services & Supplies
MSE Supplies, LLC (j)(n)	Term Loan	SOFR	+	5.00%	9.51%	8/14/2030	6,732,710	6,620,730	6,665,383
MSE Supplies, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.33%	8/14/2030	168,740	140,883	151,866
								6,761,613	6,817,249	0.88%
Oil & Gas Refining & Marketing
EG America LLC (h)(l)(m)(p)	Term Loan	SOFR	+	4.25%	8.60%	2/7/2028	6,516,863	6,428,512	6,583,371
								6,428,512	6,583,371	0.85%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Packaged Foods & Meats
CCI Prime, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.33%	10/18/2029	19,626,901	$19,205,310	$19,195,109
CCI Prime, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	10/18/2029	1,597,546	1,557,255	1,553,613
CCI Prime, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/18/2029	-	(20,106)	(22,000)
Midas Foods International LLC (j)(m)	Term Loan	SOFR	+	6.25%	10.61%	4/30/2029	4,005,261	3,931,841	3,941,177
Midas Foods International LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.61%	4/30/2029	5,233,004	5,127,674	5,136,395
Midas Foods International LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/30/2029	-	(35,015)	(32,203)
Sabrosura Foods, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	8/22/2029	24,718,551	24,361,625	24,273,617
Sabrosura Foods, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.52%	8/22/2029	246,818	195,889	170,922
Sabrosura Foods, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.52%	8/22/2029	798,799	766,646	757,323
								55,091,119	54,973,953	7.10%
Paper & Plastic Packaging Products & Materials
PLA Buyer, LLC (j)(m)(n)	Term Loan	SOFR	+	6.50%	11.01%	11/22/2029	29,109,378	28,541,033	28,527,190
PLA Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	11/22/2029	-	(35,604)	(36,387)
PLA Buyer, LLC (f)(j)(m)	Revolving Credit Facility		-		-	11/22/2029	-	(71,200)	(72,773)
								28,434,229	28,418,030	3.67%
Pharmaceuticals
Alcami Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	7.00%	11.66%	12/21/2028	9,800,001	9,464,130	9,800,001
								9,464,130	9,800,001	1.26%
Property & Casualty Insurance
Asurion LLC (h)(m)	Term Loan	SOFR	+	4.25%	8.71%	8/19/2028	4,949,622	4,944,581	4,949,622
								4,944,581	4,949,622	0.64%
Research & Consulting Services
NAM Acquisition Co LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.25%	7/16/2030	11,599,040	11,431,450	11,483,050
NAM Acquisition Co LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	7/16/2030	-	(22,512)	(8,075)
NAM Acquisition Co LLC (f)(k)(m)	Revolving Credit Facility		-		-	7/16/2030	-	(22,430)	(16,150)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
RPX Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	10.02%	8/2/2030	21,724,409	$21,408,326	$21,507,165
RPX Corporation (f)(j)(m)	Revolving Credit Facility		-		-	8/2/2030	-	(27,103)	(19,359)
								32,767,731	32,946,631	4.25%
Security & Alarm Services
Allied Universal Holdco LLC (h)(l)(m)(p)	Term Loan	SOFR	+	3.75%	8.21%	5/14/2028	5,921,311	5,911,131	5,935,581
								5,911,131	5,935,581	0.77%
Soft Drinks & Non-alcoholic Beverages
Naked Juice LLC (h)(m)(p)	Term Loan	SOFR	+	3.00%	7.43%	1/24/2029	3,969,465	3,871,624	2,599,325
Refresh Buyer LLC (k)(m)(n)(o)	Term Loan	SOFR	+	4.50%	9.58%	12/23/2028	11,139,260	10,955,629	11,072,424
Refresh Buyer LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	12/23/2028	-	(21,950)	-
								14,805,303	13,671,749	1.77%
Specialized Consumer Services
Door Pro Buyer, LLC (j)(m)	Term Loan	SOFR	+	6.50%	10.93%	11/2/2029	12,444,808	12,175,117	12,034,129
Door Pro Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	11/2/2029	-	(103,617)	(208,942)
Door Pro Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.50%	10.93%	11/2/2029	1,019,231	950,361	907,116
Mustang Prospects Purchaser LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	6/13/2031	15,560,107	15,411,617	15,404,506
Mustang Prospects Purchaser LLC (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.51%	6/13/2031	1,992,304	1,966,235	1,964,428
Mustang Prospects Purchaser LLC (f)(k)(m)	Revolving Credit Facility		-		-	6/13/2031	-	(21,107)	(22,883)
Quick Roofing Acquisition, LLC (j)(n)(o)	Term Loan	SOFR	+	5.75%	10.18%	12/22/2029	10,549,180	10,318,807	10,401,491
Quick Roofing Acquisition, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.75%	10.21%	12/22/2029	400,000	379,183	386,000
Quick Roofing Acquisition, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.37%	12/22/2029	13,893,676	13,603,685	13,699,165
Quick Roofing Acquisition, LLC (j)(m)(n)	Term Loan	SOFR	+	5.75%	10.37%	12/22/2029	11,063,892	10,902,402	10,908,998
Quick Roofing Acquisition, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/22/2029	-	(110,534)	(101,607)
Roofing Services Solutions LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.77%	11/27/2029	18,243,899	17,972,127	17,970,241
Roofing Services Solutions LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.60%	11/27/2029	4,086,633	3,925,399	3,922,438
Roofing Services Solutions LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.77%	11/27/2029	364,878	283,346	282,780
SCP WQS Buyer, LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.58%	10/2/2028	7,599,830	7,461,302	7,584,630
SCP WQS Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.58%	10/2/2028	10,678,098	10,256,944	10,602,897

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
SCP WQS Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.58%	10/2/2028	305,334	$275,014	$301,119
Solid Ground Solutions Acquisitions Inc (j)(m)	Term Loan	SOFR	+	5.00%	9.33%	5/6/2029	5,836,884	5,743,188	5,801,863
Solid Ground Solutions Acquisitions Inc (f)(j)(m)	Delayed Draw Term Loan		-		-	5/6/2029	-	(56,268)	-
Solid Ground Solutions Acquisitions Inc (f)(j)(m)	Revolving Credit Facility		-		-	5/6/2029	-	(28,006)	(10,999)
Spin Holdco Inc (h)(k)(m)(p)	Term Loan	SOFR	+	4.00%	8.71%	3/4/2028	4,948,586	4,481,944	4,155,674
USW Buyer, LLC (j)(n)	Term Loan	SOFR	+	6.25%	10.68%	11/3/2028	4,738,704	4,619,432	4,354,869
USW Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.68%	11/3/2028	8,299,458	8,151,550	7,460,352
								128,558,121	127,798,265	16.51%
Specialized Finance
Nexus Buyer LLC (h)(m)(p)	Term Loan	SOFR	+	4.00%	8.36%	7/18/2031	7,481,250	7,443,844	7,499,953
WH Borrower LLC (h)(l)(m)	Term Loan	SOFR	+	5.50%	10.15%	2/15/2027	9,874,372	9,524,229	9,973,116
								16,968,073	17,473,069	2.26%
Specialty Chemicals
Herens US Holdco Corp (h)(k)(m)(p)	Term Loan	SOFR	+	3.93%	8.35%	7/3/2028	3,970,075	3,891,554	3,886,624
M2S Group Intermediate Holdings Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.75%	9.09%	8/22/2031	4,885,057	4,553,145	4,704,945
USALCO, LLC (h)(l)(m)(p)	Term Loan	SOFR	+	4.00%	8.36%	9/30/2031	598,352	595,383	602,091
USALCO, LLC (f)(h)(l)(m)(p)	Delayed Draw Term Loan		-		-	9/30/2031	-	-	385
								9,040,082	9,194,045	1.19%
Trading Companies & Distributors
Belt Power Holdings LLC (j)(m)(n)	Term Loan	SOFR	+	5.50%	9.96%	8/22/2028	6,402,500	6,335,009	6,402,500
Belt Power Holdings LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.96%	8/22/2028	1,720,545	1,690,641	1,720,545
Foundation Building Materials Inc (h)(m)	Term Loan	SOFR	+	4.00%	8.59%	1/29/2031	6,940,038	6,931,644	6,821,225
								14,957,294	14,944,270	1.93%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Transaction & Payment Processing Services
MoneyGram International Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.75%	9.15%	6/3/2030	9,428,750	$9,405,178	$9,159,371
								9,405,178	9,159,371	1.18%
Total First Lien Debt								1,282,630,555	1,288,880,288	166.38%
Second Lien Debt
Diversified Financial Services
STG Distribution, LLC (i)(m)(p)	Term Loan	SOFR	+	7.50%	12.12%	9/30/2029	8,715,502	8,715,502	6,536,627
								8,715,502	6,536,627	0.84%
Property & Casualty Insurance
Asurion LLC (h)(m)	Term Loan	SOFR	+	5.25%	9.72%	1/31/2028	2,000,000	1,943,654	1,948,580
Asurion LLC (h)(m)	Term Loan	SOFR	+	5.25%	9.72%	1/20/2029	5,000,000	4,797,315	4,814,050
								6,740,969	6,762,630	0.87%
Total Second Lien Debt								15,456,471	13,299,257	1.71%
Equity
Air Freight & Logistics
SCP 3PL Topco, LLC (p)(q)	Common Units						1,351	6,754	6,754
SCP 3PL Topco, LLC (p)(q)	Class B Units						128	128,320	128,320
								135,074	135,074	0.02%
Diversified Support Services
Air Control Concepts Holdings, L.P. (p)(q)	Class A-1 Units						11,004	110,035	390,845
Identiti Holdings LLC (q)	Class A Units						173,822	173,822	177,298
Perimeter Solutions Holdings, LP (m)(q)	Common Units						185,860	185,860	185,860
								469,717	754,003	0.09%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (q)	Class A Units				293,460	$293,460	$319,871
Erosion Holdings, LLC (q)	Class A Units				175	175,230	164,523
						468,690	484,394	0.06%
Health Care Services
DPT Management, LLC (q)	Preferred Units				143,721	445,535	445,535
NE Ortho Holdings, LLC (q)	Class B Membership Units				135	135,254	135,260
Tiger Healthcare Holdings, LLC (m)(q)	Class A Interest				438,750	562,500	522,113
						1,143,289	1,102,908	0.15%
Health Care Technology
RXS Enterprises LLC (m)(q)	Preferred Units				74,735	401,494	414,029
RXS Enterprises LLC (m)(q)	Senior Preferred Units				119,927	119,927	119,927
						521,421	533,956	0.07%
Human Resource & Employment Services
FCA Partners LLC (p)(q)	Common Units				200,000	2	2
FCA Partners LLC (p)(q)	Class A Preferred Units				200,000	200,000	124,000
						200,002	124,002	0.02%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (m)(q)	Common Units				464	46,374	69,544
Endurance PT Technology Holdings LLC (m)(q)	Preferred Units				417	417,367	433,042
MoboTrex Ultimate Holdings, LLC (q)	Class A-2 Units				684,709	684,709	1,027,063
						1,148,450	1,529,649	0.20%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (m)(p)(q)	Equity Interest					588,357	540,811
						588,357	540,811	0.07%
Office Services & Supplies
MSE Acquisitions Inc (m)(q)	Series A Preferred Stock				337	337,479	386,543
						337,479	386,543	0.05%
Packaged Foods & Meats
CCI Prime Holdings, LLC (q)	Series A Preferred Units				428	427,914	366,201
MFI Group Holdings LLC (q)	Class A Units				238	238,109	244,768
Sabrosura Super Holdings LLC (m)(q)	Class A Interests				241,693	290,031	258,611
						956,054	869,580	0.11%
Specialized Consumer Services
Door Pro Holdings LLC (m)(q)	Class A Units				370	356,107	164,180
The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
NAM Group Holdings, LLC (q)	Class A Units				282,628	$282,628	$319,369
Quick Roofing Topco, LLC (m)(q)	Class A Interest				426,230	426,230	1,359,672
Roofing Services Solutions Holdings LLC (q)	Common Units				292	-	-
Roofing Services Solutions Holdings LLC (q)	Series A Preferred Units				292	364,878	364,879
Solid Ground Solutions Investment LLC (m)(q)	Class A Units				366,638	366,638	395,970
						1,796,481	2,604,070	0.34%
Total Equity						7,765,014	9,064,990	1.18%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.34% (h)(r)(s)	Investor Class Units				10,026,024	10,026,024	10,026,024
						10,026,024	10,026,024	1.29%
Total Money Market Mutual Funds						10,026,024	10,026,024	1.29%
Total Investments -- non-controlled/ non-affiliate						1,315,878,064	1,321,270,559	170.56%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (h)(m)(p)(g)	Mutual Fund				276,258	26,857,957	27,139,548
Fidelity High Income Central Fund (h)(m)(p)(g)	Mutual Fund				194,349	20,470,025	20,830,333
						47,327,982	47,969,881	6.19%
Total Fixed Income Mutual Funds						47,327,982	47,969,881	6.19%
Total Investments -- non-controlled/ affiliate						47,327,982	47,969,881	6.19%
Total Investment Portfolio						$1,363,206,046	$1,369,240,440	176.75%
(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) or Canadian Overnight Repo Rate Average (CORRA) which resets monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost. All equity investments are shown at identified cost.
(e)
Unless otherwise indicated, investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused and/or letter of credit commitment fees. Negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Negative fair value is the result of the unfunded commitment being valued below par and/or the capitalized discount on the loan. The unfunded loan commitment may be subject to a commitment termination date and may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund's unfunded commitments.
(g)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the fund's financial statements are available on the SEC's website or upon request.
(h)
These investments were not valued using unobservable inputs and are not considered Level 3 investments.
(i)
The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(j)
The interest rate floor on these investments as of December 31, 2024 was 1.00%.

The accompanying notes are an integral part of these consolidated financial statements

(k)
The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(l)
The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(m)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(n)
Security or portion of the security is pledged as collateral for BSPV Facility.
(o)
Security or portion of the security is pledged as collateral for CSPV Facility.
(p)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2024, non-qualifying assets amounted to $209,006,521 which represents 14.7% of total assets as calculated in accordance with regulatory requirements.
(q)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $9,064,990 or 1.2% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P.	Class A-1 Units	3/7/2023	110,035
CCI Prime Holdings, LLC	Series A Preferred Units	10/1/2023	427,914
Door Pro Holdings LLC	Class A Units	10/23/2023	356,107
DPT Management, LLC	Preferred Units	12/9/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/1/2024	293,460
Endurance PT Technology Holdings LLC	Common Units	2/26/2024	46,374
Endurance PT Technology Holdings LLC	Preferred Units	2/28/2024	417,367
Erosion Holdings, LLC	Class A Units	9/2/2024	175,230
FCA Partners LLC	Common Units	12/26/2022	2
FCA Partners LLC	Class A Preferred Units	4/13/2023	200,000
Identiti Holdings LLC	Class A Units	10/13/2024	173,822
MFI Group Holdings LLC	Class A Units	4/8/2024	238,109
MoboTrex Ultimate Holdings, LLC	Class A-2 Units	5/17/2024	684,709
MSE Acquisitions Inc	Series A Preferred Stock	7/18/2024	337,479
NAM Group Holdings, LLC	Class A Units	7/1/2024	282,628
NE Ortho Holdings, LLC	Class B Membership Units	11/4/2024	135,254
Perimeter Solutions Holdings, LP	Common Units	9/11/2024	185,860
Quick Roofing Topco, LLC	Class A Interest	11/15/2023	426,230
Roofing Services Solutions Holdings LLC	Common Units	11/14/2024	-
Roofing Services Solutions Holdings LLC	Series A Preferred Units	11/26/2024	364,878
RXS Enterprises LLC	Preferred Units	8/7/2024	401,494
RXS Enterprises LLC	Senior Preferred Units	8/7/2024	119,927
Sabrosura Super Holdings LLC	Class A Interests	8/13/2024	290,031
SCP 3PL Topco, LLC	Common Units	11/13/2024	6,754
SCP 3PL Topco, LLC	Class B Units	11/20/2024	128,320
Solid Ground Solutions Investment LLC	Class A Units	4/14/2024	366,638
Tiger Healthcare Holdings, LLC	Class A Interest	1/18/2024	562,500
WCI-BXC Investment Holdings LP	Equity Interest	10/23/2023	588,357

(r)
The rate quoted is the annualized seven-day yield of the fund at period end.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.

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

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Notes to Consolidated Financial Statements

Note 1. Organization

Fidelity Private Credit Fund (the “Fund”) is a non-diversified, closed-end management investment company formed as a Delaware statutory trust on March 23, 2022. The Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries. The Fund commenced operations on March 13, 2023.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser and other individuals responsible for oversight functions of the Fund, using the information presented in the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023, and for the period March 23, 2022 (inception) through December 31, 2022, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Income Taxes

The Fund elected to be treated as a RIC under the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of December 31, 2024 and 2023, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months All penalties and interest associated with income taxes, if any, are included in provision for income and excise taxes on the consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Fund’s consolidated financial statements.

As of December 31, 2024 and 2023, respectively, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of $371,132 and $0 which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of $371,132, which was comprised of provision for taxes related to income of $163,507, provision for taxes related to realized gain on investments of $57,903, and provision for deferred tax expense related to unrealized gains on investments of $149,722. For the year ended December 31, 2023 and for the period March 23, 2022 (inception) through December 31, 2022, the Fund did not recognize any provisions for taxes.

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

As of December 31, 2024 and 2023, $0 and $66,312, respectively, was recorded in excise tax payable on the consolidated statements of assets and liabilities. For the years ended December 31, 2024 and 2023 and for the period from March 23, 2022 (inception) through December 31, 2022, the Fund incurred excise taxes of $0, $66,312, and $0 respectively. Excise taxes, if any, are recorded in the provision for income and excise taxes on the consolidated statements of operations.

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

For further information regarding the non-accrual status of investments, refer to “Note 4. Investments.”

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

Foreign Currency

Foreign-denominated assets, including investment securities, and liabilities are translated into U.S. dollars (“USD”) at the exchange rate at period end. Purchases and sales of securities, income and dividends received and expenses denominated in foreign currencies are translated into USD at the exchange rate in effect on the transaction date.

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024 for public business entities (“PBEs”), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact of the ASU but does not expect this guidance to materially impact its consolidated financial statements.

FASB ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures became effective in this reporting period. ASU 2023-07 enhances segment information disclosure in the notes to the consolidation financial statements.

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

The Fund pays the Adviser a fee for its services under the Advisory Agreement consisting of two components, a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund had operations, net assets was measured as the beginning net assets as of the date on which the Fund broke escrow, which was March 13, 2023. Fees payable for any partial period are appropriately pro-rated.

The Adviser agreed to waive the management fee for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. On August 9, 2023, the Adviser agreed to extend the waiver of the Fund’s management fee until December 31, 2023.

For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, management fees were $7,553,534, $2,497,365 and $0, respectively. Management fees were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023, and all management fees incurred for such period were voluntarily waived by the Adviser.

As of December 31, 2024 and 2023, $818,848 and $0, respectively, were payable to the Adviser for management fees.

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

The Fund pays the Adviser an income based incentive fee quarterly in arrears with respect to the Fund’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser agreed to waive the incentive fee based on income for the first six months following the date on which the Fund broke escrow, which occurred on March 13, 2023. For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, income based incentive fees were $9,127,708, $2,683,195 and $0, respectively. Incentive fees based on income were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023, and all incentive fees based on income incurred for such period were voluntarily waived by the Adviser.

As of December 31, 2024 and 2023, $2,805,856 and $0, respectively, were payable to the Adviser for incentive fees based on income.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the year ended December 31, 2024, the Fund recognized reductions in accrued capital gains incentive fees of $45,761 related to the GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations. For the year ended December 31, 2023 and for the period March 23, 2022 (inception) through December 31, 2022, $868,178 and $0, respectively, of expense was recognized related to the GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations.

As of December 31, 2024 and 2023, $822,417 and $868,178, respectively, related to the GAAP Incentive Fee is recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities, none of which is payable under the Advisory Agreement.

Administration Agreement

The Fund has entered into an Administration Agreement (the “Administration Agreement”) with FDS (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the Fund’s operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund pays the Administrator a monthly fee of 0.02666% (0.32% on an annualized basis) of the Fund’s month-end NAV and reimburses the Administrator for the costs and expenses of the Fund incurred by the Administrator. The fee paid to the Administrator is an expense paid out of the Fund’s net assets and is computed based on the value of the net assets of the Fund as of the close of business on the last business day of each month (including any assets in respect of Common Shares that are repurchased as of the end of the quarter).

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

For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, the Fund incurred $1,957,939, $646,398 and $0, respectively, in expenses under the Administration Agreement, which were recorded as Administration fees on the consolidated statements of operations. Administration fees were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023.

As of December 31, 2024, $212,140 was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, $109,398 was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, the Fund incurred $917,784, $302,999 and $0, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. Transfer agency service were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023.

As of December 31, 2024, $99,414 was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, $51,238 was unpaid and included in due from affiliates, net in the consolidated statements of assets and liabilities.

Managing Dealer Agreement

The Fund has entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with Fidelity Distributors Company LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer serves as the managing dealer for the Offering. The Managing Dealer receives shareholder servicing and/or distribution fees monthly in arrears at a contractual rate of 0.85% per annum of the aggregate value of the Fund’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer receives shareholder servicing fees monthly in arrears at a contractual rate of 0.25% per annum of the aggregate value of the Fund’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees are paid monthly in arrears. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer will reallow (pay) all or a portion of the shareholder servicing fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing fees to the extent a broker is not eligible to receive it for failure to provide such services.

The Managing Dealer will cease receiving the distribution and/or shareholder servicing fee on Class S shares and Class D shares upon the earlier to occur of the following: (i) a listing of Class I shares, (ii) the merger or consolidation of the Fund with or into another entity, or the sale or other disposition of all or substantially all of the Fund’s assets, or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with such Offering is equal to 10% of the gross proceeds from the Fund’s primary shares sold in such Offering, as determined in good faith by the Managing Dealer in its sole discretion.

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

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees the Fund pays the Managing Dealer with respect to the Class I, Class S and Class D Common Shares on an annualized basis as a percentage of NAV for such class:

Shareholder Servicing and/ or Distribution Fee as a % of NAV
Class I shares	-
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Fund’s distribution reinvestment plan.

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

For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, the Fund incurred distribution and shareholder servicing fees for Class S of $2,459, $14 and $0, respectively, and for Class D of $27, $4 and $0, respectively. Distribution and shareholder servicing fees were pro-rated for the period November 1, 2023 (Class S and Class D inception date) through December 31, 2023.

As of December 31, 2024 and 2023 there was $856 and $9, respectively, payable and recorded in due to affiliates, net and due from affiliates, net, respectively, in the consolidated statements of assets and liabilities.

Affiliate Ownership

On September 16, 2022, an affiliate of the Adviser purchased 80 shares of the Fund’s Class I Common Shares at $25.00 per share. On March 13, 2023, an affiliate of the Adviser purchased 1,280,002 shares of the Fund’s Class I Common Shares at $25.00 per share.

On November 1, 2023, an affiliate of the Adviser purchased 391 shares of the Fund’s Class S Common Shares and 391 of the Fund’s Class D Common Shares at $25.54 per share.

As of December 31, 2023, an affiliate of the Adviser held 395 shares (100%) and 395 shares (100%) of the Fund’s Class D Common Shares and Class S Common Shares, respectively.

As of December 31, 2024, an affiliate of the Adviser held 435 shares (100%) of the Fund’s Class D Common Shares.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. For the twelve month period commencing the date of the Expense Support Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (including organizational and offering expenses) (each such payment, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, trustee fees, administration fees, and other general and administrative expenses.

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

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s inception:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
March 31, 2024	454,648	—	—	*
June 30, 2024	136,913	—	—	*
September 30, 2024	213,374	—	—	*
December 31, 2024	291,370	—	—	*
Total	$4,488,649	$—	$—

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

Affiliated Investments

The table below presents the Fund’s affiliated investments as of December 31, 2024:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$—	$20,470,025	$—	$360,308	$—	$20,830,333	$605,305
Fidelity Floating Rate Central Fund	24,795,483	2,421,083	—	(77,018)	—	27,139,548	2,439,715
Total	$24,795,483	$22,891,108	$—	$283,290	$—	$47,969,881	$3,045,020

The table below presents the Fund’s affiliated investments as of December 31, 2023:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$—	$24,436,874	$—	$358,609	$—	$24,795,483	$949,591
Fidelity Investments Money Market Government Portfolio Class I	—	124,323,429	(124,323,429)	—	—	—	179,725
Total	$—	$148,760,303	$(124,323,429)	$358,609	$—	$24,795,483	$1,129,316

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

Due to/from Affiliates

As of December 31, 2024, the Fund owed a net amount of $201,579 to various affiliates, including $312,410 for expenses payable for administration fees, distribution fees, service fees and transfer agent fees, $54,807 for amounts to be paid to another affiliated investment company and $165,638 to be received for expense reimbursements. These amounts are included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2023, the Fund was owed a net amount of $561,241, including $622,629 for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and $1,183,870 to be received for expense reimbursements. These amounts are included in due from affiliates, net in the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,282,630,555	$1,288,880,288	94.1%	$482,753,585	$489,101,899	92.0%
Second Lien Debt	15,456,471	13,299,257	1.0%	—	—	0.0%
Equity	7,765,014	9,064,990	0.7%	2,002,315	2,240,826	0.4%
Money Market Mutual Funds	10,026,024	10,026,024	0.7%	15,328,417	15,328,417	2.9%
Fixed Income Mutual Funds	47,327,982	47,969,881	3.5%	24,436,874	24,795,483	4.7%
Total	$1,363,206,046	$1,369,240,440	100.0%	$524,521,191	$531,466,625	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Health Care Services	14.5%	6.4%
Application Software	11.3%	19.4%
Specialized Consumer Services	9.5%	13.2%
Industrial Machinery & Supplies & Components	8.0%	1.8%
Health Care Technology	7.4%	0.0%
Diversified Support Services	6.6%	8.0%
Mutual Funds	4.2%	7.6%
Packaged Foods & Meats	4.1%	3.7%
Environmental & Facilities Services	3.0%	3.7%
Health Care Facilities	2.5%	2.4%
Research & Consulting Services	2.4%	0.0%
Paper & Plastic Packaging Products & Materials	2.1%	0.0%
Life Sciences Tools & Services	2.0%	5.2%
Diversified Financial Services	2.0%	0.9%
Electronic Manufacturing Services	1.8%	0.0%
Aerospace & Defense	1.8%	1.7%
Data Processing & Outsourced Services	1.4%	0.0%
Specialized Finance	1.3%	1.9%
Trading Companies & Distributors	1.1%	1.2%
Air Freight & Logistics	1.1%	2.8%
Soft Drinks & Non-Alcoholic Beverages	1.0%	2.1%
Property & Casualty Insurance	0.9%	0.0%
Transaction & Payment Processing Services	0.7%	0.0%
Specialty Chemicals	0.7%	0.0%
Pharmaceuticals	0.7%	1.9%
Building Products	0.7%	1.2%
Advertising	0.7%	1.6%
Health Care Supplies	0.6%	0.0%
Electronic Components	0.6%	0.0%
Commodity Chemicals	0.6%	1.6%
Oil & Gas Refining & Marketing	0.5%	1.4%
Office Services & Supplies	0.5%	0.0%
Security & Alarm Services	0.4%	0.0%
Internet Services & Infrastructure	0.4%	0.0%
Home Improvement Retail	0.4%	0.0%
Fertilizers & Agricultural Chemicals	0.4%	0.0%
Diversified Chemicals	0.4%	0.0%
Copper	0.4%	0.0%
Hotels, Resorts & Cruise Lines	0.3%	0.0%
Health Care Distributors	0.3%	0.0%
Food Retail	0.3%	1.4%
Leisure Facilities	0.2%	0.0%
Insurance Brokers	0.2%	3.8%
Human Resource & Employment Services	0.0%	0.0%
Automotive Parts & Equipment	0.0%	3.7%
Education Services	0.0%	1.4%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2024			December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,325,749,895	96.8%	171.1%	$489,333,017	92.1%	120.6%
Australia	32,260,769	2.4%	4.2%	31,851,963	6.0%	7.8%
Canada	10,267,051	0.7%	1.3%	10,281,645	1.9%	2.5%
Luxembourg	962,725	0.1%	0.1%	—	0.0%	0.0%
Total	$1,369,240,440	100.0%	176.7%	$531,466,625	100.0%	130.9%

As of December 31, 2024 and 2023, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of December 31, 2024 and 2023, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of December 31, 2024 and 2023, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$144,529,432	$1,144,350,856	$1,288,880,288
Second Lien Debt	—	6,762,630	6,536,627	13,299,257
Equity	—	—	9,064,990	9,064,990
Money Market Mutual Funds	10,026,024	—	—	10,026,024
Fixed Income Mutual Funds	47,969,881	—	—	47,969,881
Total Investments	$57,995,905	$151,292,062	$1,159,952,473	$1,369,240,440

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$63,355,799	$425,746,100	$489,101,899
Second Lien Debt	—	—	—	—
Equity	—	—	2,240,826	2,240,826
Money Market Mutual Funds	15,328,417	—	—	15,328,417
Fixed Income Mutual Funds	24,795,483	—	—	24,795,483
Total Investments	$40,123,900	$63,355,799	$427,986,926	$531,466,625

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$—	$2,240,826	$427,986,926
Purchases of investments	835,040,597	8,715,502	5,872,735	849,628,834
Proceeds from principal repayments and sales of investments	(113,177,547)	—	(386,978)	(113,564,525)
Accretion of discount/ amortization of premium	3,806,968	—	—	3,806,968
Net realized gain (loss)	123,015	—	276,942	399,957
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(9,925,000)	—	—	(9,925,000)
Net change in unrealized appreciation (depreciation)	2,736,723	(2,178,875)	1,061,465	1,619,313
Fair value, end of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024	$3,869,843	$(2,178,875)	$1,061,465	$2,752,433
(1)
For the year ended December 31, 2024, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

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

The following provides information on Level 3 securities held by the Fund that were valued at December 31, 2024 and 2023 based on unobservable inputs:

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,144,350,856	Market approach	Transaction price	$98.50	$99.50	$98.83	Increase
		Discounted cash flow	Yield	8.7%	14.1%	10.3%	Decrease
Second Lien Debt	6,536,627	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.50	0.50	0.50	Increase
Equity	9,064,990	Market approach	Transaction price	$3.10	$1,000.00	$154.92	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.70	17.00	10.10	Increase
Total	$1,159,952,473

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$425,746,100	Market approach	Transaction price	$73.96	$97.50	$83.19	Increase
		Indicative market price	Evaluated bid	$97.00	$99.50	$99.09	Increase
		Discounted cash flow	Yield	9.4%	13.0%	10.9%	Decrease
Equity	2,240,826	Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	7.50	17.50	11.60	Increase
		Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
Total	$427,986,926

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2024 and 2023, approximates fair value.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedules of investments, and changes in those fair values are recorded in the net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The following table details the unfunded loan commitments at December 31, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,312,747
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	777,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	144,071
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	397,376
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	429,459
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	961,081
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	3,667,343
Cytracom, LLC	Revolving Credit Facility	6/28/2027	2,037,413
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,378,205
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
DPT Management, LLC	Revolving Credit Facility	12/18/2027	3,341,514
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	7,825,592
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,206,687
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968

At December 31, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	$446,429
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,163,265
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	7,648,189
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	3,476,450
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	537,197
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	2,275,078
LACO Industries, LLC	Revolving Credit Facility	7/2/2030	1,487,153
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	805,078
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	2,605,773
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,518,656
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,668,898
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/31/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/31/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	5,796,599
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	3,260,000
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	431,619
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,810,076
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,500,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	3,638,672
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	600,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	11,289,685
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	6,859,706
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	5,108,292
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	8,485,846
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	361,899
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	4,530,979
RxStrategies, Inc.	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,505,429
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	26,922,573
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,802,138
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	7,332,769
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192

At December 31, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	$6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	519,188
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	9,836,331
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USALCO, LLC	Delayed Draw Term Loan	9/30/2031	61,648
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	2,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$321,729,627

The following table details the unfunded loan commitments at December 31, 2023:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
First Lien Debt
AB Centers Acquisition Corporation	Revolving Credit Facility	9/6/2028	$2,068,966
AB Centers Acquisition Corporation	Delayed Draw Term Loan	9/6/2028	6,724,138
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	9,312,500
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	1,000,000
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	2,701,321
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	733,333
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	1,996,933
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
Hobbs & Associates Inc	Delayed Draw Term Loan	4/11/2029	2,185,718
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	510,204
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,428,571
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	4,405,014
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	4,969
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
Omnia Partners LLC	Delayed Draw Term Loan	7/25/2030	637,604
Pavement Partners Interco, LLC	Revolving Credit Facility	2/7/2028	753,769
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	13,918,033
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	1,000,000
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	14,558,511
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,000,000
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	5,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$99,264,288

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and 2023, the Fund’s asset coverage was 227% and 483%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2024 and 2023 were $361,524,449 and $33,561,512, respectively, and 7.19% and 7.17%, respectively.

The Fund’s outstanding borrowings at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855
BSPV Facility	250,000,000	172,000,000	172,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility (1)	$460,000,000	$105,848,459	$105,848,459
Total	$460,000,000	$105,848,459	$105,848,459
(1)
Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 21 million, translated to USD of $15.8 million. In connection with the preparation of the Fund’s financial statements for the quarter ended March 31, 2024, the reported amount of $481 million of Aggregate Principal Committed for the year ended December 31, 2023, was revised to $460 million of Aggregate Principal Committed, noted above, to correct the prior disclosure.

For the years ended December 31, 2024 and 2023 the components of interest expense were as follows:

	Year Ended December 31,
	2024	2023
Borrowing interest expense	$26,093,746	$1,540,559
Facility unused fees	653,681	1,310,078
Amortization of deferred financing costs	1,426,189	753,732
Total Interest Expense	$28,173,616	$3,604,369

For the period March 23, 2022 (inception) through December 31, 2022 the Fund did not incur interest expense.

Revolving Credit Facilities

On March 17, 2023, the Fund entered into a senior secured revolving credit facility (“JPMorgan Lending Facility”) with JPMorgan Chase Bank, NA (“JPM”) and the lender parties. JPM serves as administrative agent and collateral agent under the JPMorgan Lending Facility.

The Fund may borrow amounts in USD or certain other permitted currencies under the JPMorgan Lending Facility. Advances under the JPMorgan Lending Facility drawn in USD will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the agreement) in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the agreement). Advances under the JPMorgan Lending Facility drawn in currencies other than USD will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Fund’s borrowing base (as of the most recently delivered borrowing base certificate delivered under the agreement), plus any applicable credit spread adjustment, plus certain local rates consistent with market standards, each as specified in the agreement. The Fund will also pay a fee of 0.375% on average daily undrawn amounts under the JPMorgan Lending Facility.

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

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2024 and 2023, the Fund had borrowings of CAD 10,164,000 (USD $7,070,855) and CAD 21,000,000 (USD $15,848,459), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the years ended December 31, 2024 and 2023, $172,914 and $26,357, respectively, of change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation in the Fund’s consolidated statements of operations. For the year ended December 31, 2024, the Fund had a net realized gain due to foreign exchange rates of $580,507 due to repayment of outstanding borrowings denominated in foreign currencies under the JPMorgan Lending Facility recorded in net realized gain (loss) on foreign currency transactions.

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

Advances under the BSPV Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.55% per annum prior to May 2, 2027 and 3.05% per annum on and after May 2, 2027. The BSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the BSPV Facility.

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

Fidelity Private Credit Fund CSPV LLC

On December 12, 2024, Fidelity Private Credit Fund CSPV LLC (the “CSPV”), a wholly-owned subsidiary of the Fund, entered into a revolving credit facility (the “CSPV Facility”) with Citibank N.A. (“Citi”). Citi serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and Virtus Group, LP serves as collateral administrator under the CSPV Facility.

The principal commitment amount under the CSPV Facility is $250 million, subject to availability under the borrowing base, which is based on the CSPV’s portfolio investments and outstanding indebtedness, subject to the satisfaction of certain conditions. Proceeds from borrowings under the credit facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted. The Fund can draw on the CSPV Facility until December 12, 2027, and the facility will mature on December 12, 2029. During the period from December 12, 2027 to December 12, 2029, the Fund will be obligated to make equal monthly payments such that the final monthly payment renders the loan fully paid.

Advances under the CSPV Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.30% per annum prior to December 12, 2027 and 2.80% per annum on and after December 12, 2027. The CSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the CSPV Facility.

In connection with the CSPV Facility, the CSPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The CSPV Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, the lender under CSPV Facility may declare the outstanding advances and all other obligations under the CSPV Facility immediately due and payable. The CSPV Facility is secured by a first-priority interest in substantially all of the portfolio investments held by the CSPV, subject to certain exceptions.

The following is information about the Fund’s senior securities as of December 31, 2024 and 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPMorgan Lending Facility
December 31, 2024	$434,070,855	$3,193	—	N/A
December 31, 2023	$105,848,459	$4,834	—	N/A
BSPV Facility
December 31, 2024	$172,000,000	$8,059	—	N/A
December 31, 2023	$—	$—	—	N/A
CSPV Facility
December 31, 2024	$5,000,000	$277,233	—	N/A
December 31, 2023	$—	$—	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.

Note 8. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

On March 13, 2023, the Fund satisfied the minimum offering requirement for the Offering and the Fund’s Board authorized the release of proceeds from escrow. On such date, the Fund issued and sold 4,084,292 Class I Common Shares, and the escrow agent released net proceeds of $102,107,308 as payment for such shares, of which $32,000,044 was from an affiliate of the Adviser. Under the Fund’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

The following table summarizes transactions in Common Shares during the year ended December 31, 2024:

	Year Ended December 31, 2024
	Shares	Amount
CLASS I
Subscriptions	13,643,023	$352,463,949
Share transfers between classes	—	—
Distributions reinvested	1,265,054	32,675,897
Share repurchases	(581,036)	(14,990,368)
Early repurchase deduction	—	20,901
Net increase (decrease)	14,327,041	$370,170,379
CLASS S
Subscriptions	45,598	1,178,102
Share transfers between classes	—	—
Distributions reinvested	475	12,280
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	46,073	$1,190,382
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	40	1,051
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	40	$1,051
Total net increase (decrease)	14,373,154	$371,361,812

The following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Shares	Amount
CLASS I
Subscriptions	15,375,004	$388,786,937
Share transfers between classes	—	—
Distributions reinvested	363,349	9,243,679
Share repurchases	(14,828)	(377,464)
Early repurchase deduction	—	7,367
Net increase (decrease)	15,723,525	$397,660,519
CLASS S
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	77
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,077
CLASS D
Subscriptions	391	10,000
Share transfers between classes	—	—
Distributions reinvested	4	82
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,082
Total net increase (decrease)	15,724,315	$397,680,678

The following table summarizes transactions in Common Shares for the period March 23, 2022 (inception) through December 31, 2022:

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

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the years ended December 31, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78
April 30, 2024	25.84	25.84	25.84
May 31, 2024	25.89	25.89	25.89
June 30, 2024	25.85	25.85	25.85
July 31, 2024	25.80	25.80	25.80
August 31, 2024	25.72	25.72	25.72
September 30, 2024	25.75	25.75	25.75
October 31, 2024	25.84	25.84	25.84
November 30, 2024	25.93	25.93	25.93
December 31, 2024	25.75	25.75	25.75

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
March 31, 2023	$25.31	$—	$—
April 30, 2023	25.27	—	—
May 31, 2023	25.24	—	—
June 30, 2023	25.32	—	—
July 31, 2023	25.32	—	—
August 31, 2023	25.40	—	—
September 30, 2023	25.52	—	—
October 31, 2023	25.54	—	—
November 30, 2023	25.56	25.56	25.56
December 31, 2023	25.81	25.81	25.81

Prior to the Fund breaking escrow, which occurred on March 13, 2023, the per share purchase price for Common Shares of beneficial interest was $25.00 per share.

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the year ended December 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
October 28, 2024	October 31, 2024	November 22, 2024	0.2175	5,954,447
November 27, 2024	November 29, 2024	December 23, 2024	0.2175	6,264,179
December 27, 2024	December 31, 2024	January 24, 2025	0.3695	11,183,941
			$2.7620	$65,630,673

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
October 28, 2024	October 31, 2024	November 22, 2024	0.1993	4,520
November 27, 2024	November 29, 2024	December 23, 2024	0.1992	6,965
December 27, 2024	December 31, 2024	January 24, 2025	0.3511	16,316
			$2.5424	$33,776

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
October 28, 2024	October 31, 2024	November 22, 2024	0.2121	91
November 27, 2024	November 29, 2024	December 23, 2024	0.2121	91
December 27, 2024	December 31, 2024	January 24, 2025	0.3641	159
			$2.6972	$1,126

The following tables summarize the Fund’s distributions declared and payable for the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
October 27, 2023	October 31, 2023	November 22, 2023	0.2150	2,721,969
November 29, 2023	November 30, 2023	December 22, 2023	0.2150	3,056,588
December 29, 2023	December 29, 2023	January 24, 2024	0.2150	3,380,805
			$1.8800	$19,344,842

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.1969	$77
December 29, 2023	December 29, 2023	January 24, 2024	0.1969	78
			$0.3938	$155

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.2097	$82
December 29, 2023	December 29, 2023	January 24, 2024	0.2097	83
			$0.4194	$165

For the period March 23, 2022 (inception) through March 31, 2023 there were no distributions.

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in the Fund’s distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in its distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

Character of Distributions

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the year ended December 31, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.70	$63,945,167	$2.49	$31,317	$2.64	$1,102
Accumulated distributable earnings from prior periods	0.06	1,685,506	0.05	2,459	0.06	24
Net realized gains (losses)	—	—	—	—	—	—
Total	$2.76	$65,630,673	$2.54	$33,776	$2.70	$1,126

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the year ended December 31, 2023.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.88	$19,344,842	$0.39	$155	$0.42	$165
Net realized gains (losses)	—	—	—	—	—	—
Total	$1.88	$19,344,842	$0.39	$155	$0.42	$165

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

The following table summarizes the share repurchases completed during the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
August 30, 2024	5%	$25.75	September 30, 2024	$1,883,101	73,416	0.32%
November 29, 2024	5%	$25.75	December 31, 2024	$5,590,585	217,354	0.83%
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

For the period March 23, 2022 (inception) through December 31, 2022 there were no share repurchases.

Note 9. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.

The Fund makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022, permanent differences were as follows:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Undistributed net investment income (loss)	$(190,055)	$926,689	$—
Accumulated net realized gain (loss)	(533,410)	—	—
Paid In Capital	723,465	(926,689)	—

During the year ended December 31, 2024, permanent differences were principally related to non-deductible expense, foreign currency transactions, partnerships, capital loss carried forward, and blocker fee income. During the year ended December 31, 2023, permanent differences were principally related to non-deductible expense, non-deductible excise taxes, and blocker fee income.

The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$63,611,116	$27,449,812	$—
Change in net unrealized (appreciation) depreciation	889,419	(6,944,914)	—
Realized losses for tax not recognized	10,484	—	—
Realized gain (loss) for book not included for tax	(219,039)	—	—
Non-deductible Capital Gains Incentive Fees	(45,761)	868,178	—
Other non-deductible expenses and excise taxes	—	66,312	—
Income for book not included in taxable income	(458,665)	(7,801)	—
Taxable/distributable income	$63,787,554	$21,431,587	$—

The components of accumulated gains (losses) as calculated on a tax basis for the years ended December 31, 2024 and 2023 and for the period March 23, 2022 (inception) through December 31, 2022 is as follows:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Distributable ordinary income	$208,381	$2,086,425	—
Capital loss carried forward	(10,484)	—	—
Net unrealized appreciation (depreciation) on investments	6,055,518	6,944,914	—
Total accumulated under-distributed (over-distributed) earnings	$6,253,415	$9,031,339	$—

Capital loss carryforwards are only available to offset future capital gains of the Fund to the extent provided by regulations and may be limited. The capital loss carryforward information presented below, including any applicable limitation, is estimated as of fiscal year end and is subject to adjustment.

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Short-term:	$(10,484)	$—	$—
Total capital loss carried forward	$(10,484)	$—	$—

The cost and unrealized appreciation (depreciation) of the Fund’s investments, as calculated on a tax basis, at December 31, 2024, 2023 and for the period March 23, 2022 (inception) through December 31, 2022 is as follows:

	Year Ended December 31,		For the period March 23, 2022 (inception) through December 31,
	2024	2023	2022
Gross unrealized appreciation	$14,632,629	$7,632,691	$—
Gross unrealized depreciation	(8,747,934)	(687,257)	—
Net unrealized appreciation (depreciation) on investments	$5,884,695	$6,945,434	$—

Tax cost of investments	$1,363,355,745	$524,521,191	$—

Of the distributions declared during the year ended December 31, 2024, $65,665,575 was derived from ordinary income as determined on a tax basis. Of the distributions declared during the year ended December 31, 2023, $19,345,162 was derived from ordinary income as determined on a tax basis.

The Fund designates $19,132,903 of distributions paid in the year ended December 31, 2023 as qualifying to be taxed as interest-related dividends for nonresident alien shareholders.

The Fund designates $65,665,575 of distributions paid during the year ended December 31, 2024 as qualifying to be taxed as section 163(j) interest dividends. The Fund designates $19,345,162 of distributions paid during the year ended December 31, 2023 as qualifying to be taxed as section 163(j) interest dividends.

The Fund did not declare or pay any distributions during the period March 23, 2022 (inception) through December 31, 2022.

Management has analyzed the Fund’s tax positions taken, or to be taken, on U.S. federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Fund’s consolidated financial statements other than the provision for income taxes recorded on the consolidated financial statements related to the Fund’s investment in wholly-owned subsidiaries. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Financial Highlights

The financial highlights are presented for the years ended 2024 and 2023 as the Fund had no operations for the year ended 2022.

The financial highlights for the year ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31, 2024
	Class I	Class S	Class D
Per Share Data
Net asset value, beginning of period	$25.81	$25.81	$25.81
Net investment income (loss) A	2.74	2.51	2.68
Net realized and change in unrealized gain (loss) A	(0.04)	(0.03)	(0.04)
Net increase (decrease) in net assets resulting from operations	2.70	2.48	2.64
Distributions	(2.76)	(2.54)	(2.70)
Net asset value, end of period	$25.75	$25.75	$25.75
Total return	10.98%	10.05%	10.70%
Ratios to Average Net Assets:
Net investment income (loss)	10.61%	9.76%	10.36%
Expenses, gross C	8.36%	9.21%	8.61%
Expenses, net of waivers C,E	8.18%	9.03%	8.43%
Portfolio turnover rate F	29.30%	29.30%	29.30%
Supplemental Data:
Expenses, net of waivers, excluding income and excise tax expense and interest expense C,E	3.48%	4.33%	3.73%
Expenses, net of waivers, excluding management fees, incentive fees, income and excise tax expense and interest expense C,E	0.72%	1.57%	0.97%

	Year Ended December 31, 2023
	Class I	Class S H	Class D H
Per Share Data
Net asset value, beginning of period	$25.00	$25.54	$25.54
Net investment income (loss) A	2.14	0.50	0.52
Net realized and change in unrealized gain (loss) A	0.55	0.16	0.17
Net increase (decrease) in net assets resulting from operations	2.69	0.66	0.69
Distributions	(1.88)	(0.39)	(0.42)
Net asset value, end of period	$25.81	$25.81	$25.81
Total return B	11.13%	2.61%	2.71%
Ratios to Average Net Assets:
Net investment income (loss) D	10.40%	10.78%	11.39%
Expenses, gross C,D	6.54%	5.27%	4.66%
Expenses, net of waivers C,D,E	2.88%	4.14%	3.54%
Portfolio turnover rate F,G	0.48%	0.48%	0.48%
Supplemental Data:
Expenses, net of waivers, excluding interest expense C,D,E	1.05%	2.20%	1.59%
Expenses, net of waivers, excluding management and incentive fees and interest expense C,D,E	0.69%	1.53%	0.93%

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

G. Annualized.

H. For the period November 1, 2023 (Class inception date) through December 31, 2023.

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to December 31, 2024, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

Credit Facility Amendment

On February 21, 2025, the BSPV, as borrower, entered into the First Amendment (the “First Amendment”) to the BSPV Facility. The First Amendment provides for, among other things, (i) an increase in the maximum facility amount from $250 million to $400 million (ii) a decrease in the applicable margin for advances (x) during the reinvestment period from 2.55% per annum to 2.35% per annum and (y) after the reinvestment period from 3.05% per annum to 2.85% per annum, (iii) the payment of certain fees as agreed between the BSPV and BNP and (iv) replacement of the benchmark for Canadian Dollars to Term CORRA.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, the Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Annual Report”) and determined that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.

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

The Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of the Fund’s internal control over financial reporting at December 31, 2024. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2024.

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

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None of the officers or directors of the Fund have adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements applicable to them (if any) or the Fund.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board

Our business and affairs are managed under the direction of the Fund’s Board of Trustees (the “Board”). The Trustees are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of its investment activities, the valuation of its assets, review of contractual arrangements with companies that provide services to the Fund, oversight of its financing arrangements and corporate governance activities. The Board consists of four members, three of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. The Fund refers to these individuals as “Independent Trustees”. The Board elects the Fund’s executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served
Interested Trustees
David B. Jones	1962	Chairman of the Board of Trustees	Since 2022
Independent Trustees
Jennifer M. Birmingham	1971	Trustee	Since 2022
Matthew J. Conti	1966	Trustee	Since 2022
Tara C. Kenney	1960	Trustee	Since 2022

The address for each Trustee is c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210. While the Fund does not intend to list its shares on any securities exchange, if any class of its shares is listed on a national securities exchange, the Board will be divided into three classes of trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding the Fund’s executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served
Heather Bonner	1977	President and Treasurer	Since 2023
Stephanie Caron	1969	Chief Financial Officer	Since 2024
David Gaito	1976	Vice President	Since 2022
Robert Gannon	1972	Vice President	Since 2024
Therese Icuss	1983	Vice President	Since 2022
Nicole Macarchuk	1968	Secretary and Chief Legal Officer	Since 2024
Ksenia Portnoy	1980	Chief Compliance Officer	Since 2022
Hadi Husain	1982	Vice President	Since 2024
Christopher Quinlan	1963	Vice President	Since 2024
Jeffrey Scott	1975	Vice President	Since 2022
Harley Lank	1968	Vice President	Since 2023

The address for each executive officer is c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210.

Biographical Information

The following is information concerning the business experience of the Board and executive officers. The Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

David B. Jones. Chair of the Board of Trustees. Mr. Jones also serves as Trustee of other Fidelity® funds. Prior to his retirement, Mr. Jones served in a variety of positions at Fidelity Investments (1982-2008), retiring as a Senior Vice President. His duties included new product development, serving as a liaison to the board of trustees of various Fidelity® funds, and development of policies and procedures for fund investments in derivatives and complex securities. He also served on the FMR Fair Value Committee, which is responsible for day-to-day valuation activities for various Fidelity® funds.

Independent Trustees

Jennifer M. Birmingham. Trustee. Ms. Birmingham also serves as Trustee of other Fidelity® funds. Ms. Birmingham serves as Managing Director of Princeton University Investment Company (PRINCO) (2010-present). Previously, Ms. Birmingham served in a variety of positions at Deutsche Bank Asset Management (2002-2010), including Managing Director, Global Chief Financial Officer of DB Advisors and Deutsche Insurance Asset Management, Americas Chief Financial Officer of DWS Americas and various legal entities (2005-2010). Prior to Deutsche Bank, Ms. Birmingham was an employee of Investors Bank and Trust Company (1997-2002) and Deloitte & Touche LLP (1993-1997).

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

Executive Officers Who are not Trustees

Heather Bonner. President and Treasurer. Ms. Bonner also serves as an officer of other funds. Ms. Bonner is a Senior Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Bonner serves as Senior Vice President, Vice President, Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity, Ms. Bonner served as Managing Director at AQR Capital Management (2013-2022) and was the Treasurer and Principal Financial Officer of the AQR Funds (2013-2022).

Stephanie Caron. Chief Financial Officer. Ms. Caron also serves as Chief Financial Officer of other funds. Ms. Caron is Head of Fidelity Fund and Investment Operations (2024-present) and is an employee of Fidelity Investments. Ms. Caron serves as President, Executive Vice President, or Director of certain Fidelity entities. Previously, Ms. Caron was Head of Investment Services for Strategic Advisers LLC (investment adviser firm, 2019-2024).

David Gaito. Vice President. Mr. Gaito also serves as an officer of other funds. Mr. Gaito serves as Head of Direct Lending in the High Income and Alternatives division at Fidelity. Mr. Gaito also serves as Assistant Treasurer, Chief Executive Officer, President, Vice President, or Director of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Gaito held several senior roles at PNC Corporate and Institutional Banking (1999-2021). He was most recently an executive vice president and division executive for PNC's middle market senior secured lending platform.

Robert Gannon. Vice President. Mr. Gannon also serves as Vice President of other funds. Mr. Gannon is Head of Portfolio Optimization, Direct Lending (2025 - present) and is an employee of Fidelity Investments. Previously, Mr. Gannon was Head of Credit Alternatives Investment Services, including Fidelity Agency Services in Fidelity’s High Income and Alternatives division (2021-2025). Mr. Gannon serves as Assistant Treasurer of Fidelity Direct Lending LLC (2022-present).

Hadi Husain. Vice President. Mr. Husain also serves as an officer of other funds. Mr. Husain is Head of Credit Alternatives Financing (2024-present) and is an employee of Fidelity Investments. Prior to joining Fidelity Investments, Mr. Husain was Chief Financial Officer at Above Lending (2023-2024) and Head of Liability Management at Kohlberg Kravis Roberts & Co LLP (2018-2023).

Therese Icuss. Vice President. Ms. Icuss also serves as an officer of other funds. Ms. Icuss serves as Managing Director of underwriting and credit in the High Income and Alternatives division (2021-present). Ms. Icuss also serves as Assistant Treasurer, Director, Treasurer or Vice President of certain Fidelity entities and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Ms. Icuss was co-head of underwriting at Twin Brook Capital Partners from 2019-2021, Director (2018-2019) and VP (2016-2017).

Harley Lank. Vice President. Mr. Lank also serves as an officer of other funds. Mr. Lank serves as President of Fidelity Investments’ High Income and Alternatives division, is an employee of Fidelity Investments (1996 – present), and a portfolio manager of certain Fidelity® funds and other privately offered funds. Mr. Lank also serves as Chief Executive Officer, President, Manager or Director of certain Fidelity entities. Previously, Mr. Lank managed various Fidelity® funds and products.

Nicole Macarchuk. Chief Legal Officer and Secretary. Ms. Macarchuk also serves as an officer of other funds and as CLO of certain Fidelity entities. Ms. Macarchuk is a Senior Vice President, Deputy General Counsel (2024-present) and is an employee of Fidelity Investments (2024-present). Prior to joining Fidelity, Ms. Macarchuk was a Partner at Dechert LLP (law firm, 2022-2024), where she focused her corporate practice on financial services and asset management industry. Prior to joining Dechert LLP Ms. Macarchuk was Managing Director, Chief Operating Officer and General Counsel for Angel Island Capital, LLC (2019-2022) and Managing Director, General Counsel Public Markets at Kohlberg Kravis Roberts & Co. (2010-2019).

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

Christopher Quinlan. Vice President. Mr. Quinlan is the Head of Investment Services for the High Income and Alternatives Division at Fidelity Investments. Mr. Quinlan has held a variety of senior roles since he began his career in 1985.

Jeffrey Scott. Vice President. Mr. Scott also serves as an officer of other funds. Mr. Scott serves as Managing Director of originations in the High Income and Alternatives division (2021-present) and is an employee of Fidelity Investments (2021-present). Prior to joining Fidelity Investments, Mr. Scott was a Managing Director at Madison Capital Funding (now Apogem Capital) (2013-2021).

Non-Executive Officers Who are not Trustees

Joseph Benedetti. Assistant Secretary. Mr. Benedetti also serves as Assistant Secretary of other funds. Mr. Benedetti is a Senior Vice President, Deputy General Counsel (2020-present) and is an employee of Fidelity Investments (2020-present). Mr. Benedetti serves as Assistant Secretary of Fidelity Diversifying Solutions LLC (investment adviser firm, 2022-present) and Secretary of certain other Fidelity entities. Previously, Mr. Benedetti served as Secretary of Fidelity Diversifying Solutions LLC (2021-2022). Prior to joining Fidelity, Mr. Benedetti was Assistant General Counsel at Invesco (investment adviser firm, 2019-2020) and Senior Vice President and Managing Counsel at OppenheimerFunds Inc. (investment adviser firm, 2017-2019).

Craig S. Brown. Assistant Treasurer. Mr. Brown also serves as an officer of other funds. Mr. Brown is a Vice President (2015-present) and is an employee of Fidelity Investments. Mr. Brown serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Brown served as Assistant Treasurer of certain Fidelity® funds (2019-2022).

Nati Davidi. Assistant Secretary. Ms. Davidi also serves as Assistant Secretary of other funds. Ms. Davidi is a Vice President, Associate General Counsel (2013-present) and is an employee of Fidelity Investments. Previously, Ms. Davidi served as Assistant Secretary of the North Carolina Capital Management Trust (2016-2022).

Jonathan Davis. Assistant Treasurer. Mr. Davis also serves as an officer of other funds. Mr. Davis is a Vice President (2006-present) and is an employee of Fidelity Investments. Mr. Davis serves as Assistant Treasurer or Director of certain Fidelity entities.

Laura M. Del Prato. Assistant Treasurer. Ms. Del Prato also serves as an officer of other funds. Ms. Del Prato is a Senior Vice President (2017-present) and is an employee of Fidelity Investments. Ms. Del Prato serves as Vice President or Assistant Treasurer of certain Fidelity entities. Previously, Ms. Del Prato served as President and Treasurer of The North Carolina Capital Management Trust: Cash Portfolio and Term Portfolio (2018-2020).

Colm A. Hogan. Assistant Treasurer. Mr. Hogan also serves as an officer of other funds. Mr. Hogan is a Vice President (2016-present) and is an employee of Fidelity Investments. Mr. Hogan serves as Assistant Treasurer of certain Fidelity entities. Previously, Mr. Hogan served as Deputy Treasurer of certain Fidelity® funds (2016-2020) and Assistant Treasurer of certain Fidelity ® funds (2016-2018).

Chris Maher. Assistant Treasurer. Mr. Maher also serves as an officer of other funds. Mr. Maher is a Vice President (2008-present) and is an employee of Fidelity Investments. Mr. Maher serves as Assistant Treasurer of certain Fidelity entities. Previously, Mr. Maher served as Assistant Treasurer of certain funds (2013-2020).

Stacie M. Smith. Assistant Treasurer. Ms. Smith also serves as an officer of other funds. Ms. Smith is a Senior Vice President (2016-present) and is an employee of Fidelity Investments. Ms. Smith serves as Assistant Treasurer of certain Fidelity entities and has served in other fund officer roles.

Joyce Todisco. Deputy Treasurer. Ms. Todisco also serves as an officer of other funds. Ms. Todisco is a Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Todisco serves as Assistant Treasurer of Fidelity CRET Trustee LLC (2024-present). Prior to joining Fidelity, Ms. Todisco was a Director in the asset and wealth management practice of PricewaterhouseCoopers LLP (2017-2022).

Jim Wegmann. Assistant Treasurer. Mr. Wegmann also serves as an officer of other funds. Mr. Wegmann is a Vice President (2016-present) and is an employee of Fidelity Investments. Mr. Wegmann serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Wegmann served as Assistant Treasurer of certain Fidelity® funds (2019-2021).

Christina Zervoudakis. Assistant Secretary. Ms. Zervoudakis also serves as Assistant Secretary of other funds. Ms. Zervoudakis is a Vice President and Assistant General Counsel of FMR LLC (diversified financial services company, 2021-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Ms. Zervoudakis was Assistant General Counsel at Invesco (investment adviser firm, 2019-2021); and Vice President and Assistant Counsel at OppenheimerFunds, Inc. (investment adviser firm, 2017-2019).

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

Code of Ethics and Insider Trading Policies and Procedures

The Fund and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Fund, so long as such investments are made in accordance with the code’s requirements. The Fund’s insider trading policies are included in the Fund’s code of ethics.

Committee of the Board

The Fund’s Board currently has one committee: an Audit Committee. The Fund does not have a compensation committee because its executive officers do not receive any direct compensation from the Fund. The Fund also does not have a nominating committee; such matters are considered by the full Board, including the Independent Trustees, or, when applicable, by only the Independent Trustees. The Board will consider nominees for Trustees recommended by shareholders. Recommendations should be submitted to the Independent Trustees in care of the Secretary of the Fund.

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging the Fund’s independent accountants, reviewing the plans, scope and results of audit engagements with its independent accountants, approving professional services provided by its independent accountants (including compensation therefore), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The Audit Committee is presently composed of three persons including Jennifer Birmingham, Matthew Conti and Tara Kenney, all of whom are considered independent for purposes of the 1940 Act. Jennifer Birmingham serves as the chair of the Audit Committee. The Board has determined that Jennifer Birmingham qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-X of the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it is available on the Fund’s website at fidcredit.com.

Board Leadership Structure

Our business and affairs are managed under the direction of the Board. Among other things, the Board sets broad policies for the Fund, approves the appointment of the Fund’s investment adviser, administrator and officers, and has oversight of the valuation process used to establish the Fund’s NAV. The role of the Board, and of any individual Trustees, is one of oversight and not of management of the Fund’s day-to-day affairs.

Under the Fund’s bylaws, the Board may designate one of the Trustees as chair to preside over meetings of the Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by the Board. David B. Jones is an interested person and currently serves as Chairman. The Trustees have determined that an interested Chairman is appropriate and benefits shareholders because an interested Chairman has a personal and professional stake in the quality and continuity of services provided to the Fund. Independent Trustees exercise their informed business judgment to appoint an individual of their choosing to serve as Chairman, regardless of whether the Trustee happens to be independent or a member of management. The Independent Trustees have determined that they can act independently and effectively without having an Independent Trustee serve as Chairman and that a key structural component for assuring that they are in a position to do so is for the Independent Trustees to constitute a substantial majority for the Board. The Independent Trustees also regularly meet in executive session.

Fidelity® funds are overseen by different Boards of Trustees. The Board oversees the Fund and certain of Fidelity’s alternative investment funds. Other Boards oversee Fidelity’s investment-grade bond, money market, asset allocation, high income and equity funds. The use of separate Boards, each with its own committee structure, allows the Trustees of each group of Fidelity® funds to focus on the unique issues of the funds they oversee, including common research, investment, and operational issues. On occasion, the separate Boards establish joint committees to address issues of overlapping consequences for the Fidelity® funds overseen by each Board.

Board Role in Risk Oversight

The Fund’s Board believes that, collectively, the Trustees have balanced and diverse experience, qualifications, attributes, and skills, which allow the Board to operate effectively in governing the Fund and protecting the interests of shareholders.

The Board performs its risk oversight function primarily through (i) its Audit Committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (ii) active monitoring by the Fund’s CCO and its compliance policies and procedures.

Oversight of the Fund’s investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of its investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

The Fund believes that the role of the Board in risk oversight is generally effective and appropriate given the extensive regulation to which the Fund is subject as a BDC. As a BDC, the Fund is required to comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Fund is limited in its ability to enter into certain transactions with its affiliates, including investing in any portfolio company in which one of its affiliates currently has an investment.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Fund’s executive officers and trustees, and any persons holding more than 10% of the Fund’s shares, are required to report their beneficial ownership and any changes therein to the SEC. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based on the Fund’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Fund’s executive officers and trustees, the Fund believes that during the fiscal year ended December 31, 2024, all section 16(a) filing requirements applicable to such persons were timely filed.

Dollar Range of Equity Securities Beneficially Owned by Trustees

The following table sets forth the dollar range of the Fund’s equity securities as of March 14, 2025:

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
2)
Dollar ranges were determined using the number of shares that are beneficially owned as of March 14, 2025, multiplied by the Fund’s net asset value per share of $25.82.
3)
The dollar range of equity securities beneficially owned are: none, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
4)
The “Fund Complex” consists of the Fund, Fidelity Private Credit Company LLC, Fidelity Multi-Strategy Credit Fund, Fidelity Risk Parity Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, Fidelity SAI Alternative Risk Premia Strategy Fund, Fidelity Equity Market Neutral Fund, Fidelity Hedged Equity Fund, Fidelity VIP Hedged Equity Portfolio, Fidelity Hedged Equity ETF, Fidelity Dynamic Buffered Equity ETF and Fidelity Yield Enhanced Equity ETF.

Item 11. Executive Compensation.

Executive Compensation

None of the Fund’s officers will receive direct compensation from the Fund.

Compensation of Trustees

The Fund’s Trustees who do not also serve in an executive officer capacity for the Fund or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chairperson. These Trustees are Jennifer Birmingham, Matthew Conti and Tara Kenney. The below table sets forth compensation received by each Trustee from the Fund Complex for the year ended December 31, 2024:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Committee Retainer Fee	Audit
$250,000	$10,000	$12,000

The Fund also reimburses each of the Trustees for all reasonable and authorized business expenses in accordance with the Fund’s policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The Fund will not pay compensation to the Fund’s Trustees who also serve in an executive officer capacity for the Fund or the Adviser.

Name	Total Compensation earned from the Fund for the year ended December 31, 2024 (3)	Total Compensation earned from the Fund Complex for the year ended December 31, 2024
Interested Trustees
David B. Jones(1)	$—	$—
Independent Trustees
Jennifer M. Birmingham(2)	$61,567	$272,000
Matthew J. Conti	$58,851	$260,000
Tara C. Kenney	$58,851	$260,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 14, 2025, information with respect to the beneficial ownership of the Fund’s Common Shares at the time of the satisfaction of the minimum offering requirement by:

•
each person known to the Fund to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of the Trustees and each executive officers; and
•
all of the Trustees and executive officers as a group.

Percentage of beneficial ownership is based on 33,985,187 shares outstanding as of March 14, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Common Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Trustees
David B. Jones	6,000	*
Independent Trustees (1)
Jennifer M. Birmingham	—	—
Matthew J. Conti	47,395	*
Tara C. Kenney	—	—
Executive Officers who are not Trustees (1)
Heather Bonner	—	—
Stephanie Caron	—	—
David Gaito	31,152	*
Robert Gannon	1,207	*
Therese Icuss	12,074	*
Nicole Macarchuk	—	—
Ksenia Portnoy	—	—
Hadi Husain	—	—
Christopher Quinlan	14,765	*
Jeffrey Scott	18,061	*
Harley Lank	86,222	*
Other
FMR Capital Inc. (2)	984	*
FMR LLC (2)	1,280,002	3.77%

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
(2)
The address for FMR Capital, Inc. and FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advisory Agreement; Administration Agreement; Expense Support Agreement

The Fund has entered into an Advisory Agreement with the Adviser pursuant to which the Fund pays the Adviser a management fee at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Fund also pays the Adviser a two-part incentive fee based on (i) the amount by which our Pre-Incentive Fee Net Investment Income Returns exceed a certain ‘hurdle rate’ and (ii) the Fund’s capital gains.

The Fund has entered into an Administration Agreement with the Administrator pursuant to which the Fund pays the Administrator an Administration Fees at an annual rate of 0.32% of the Fund’s month-end NAV.

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

The Fund has entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. As of March 13, 2023, FDS has voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

For the year ended December 31, 2024, the Fund accrued $7.6 million of base management fees.

For the year ended December 31, 2024, the Fund accrued $9.1 million of income based incentive fees.

For the year ended December 31, 2024, the Fund accrued ($45.8) thousand of capital gain incentive fees.

For the year ended December 31, 2024, the Fund accrued $2.0 million of administration fees.

For the year ended December 31, 2024, the Fund reimbursed $0.5 million of expenses advanced by the Adviser.

As of December 31, 2024, the amount of expense support provided by the Adviser since inception was $4,488,649. The following table reflects the expense support that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
March 31, 2024	454,648	—	—	*
June 30, 2024	136,913	—	—	*
September 30, 2024	213,374	—	—	*
December 31, 2024	291,370	—	—	*
Total	$4,488,649	$—	$—

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

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. The Fund has entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of the Fund’s Board, the Fund has indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP (PCAOB ID No. 34) to the Fund for the years ended December 31, 2024 and 2023 were $330,000 and $330,000, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Fund’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by Deloitte & Touche LLP to the Fund for the years ended December 31, 2024 and 2023 were $0 and $17,300, respectively.

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Audit-related fees of $125,000 and $75,000 were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Tax Fees

Tax fees of $20,000 and $20,000 were billed by Deloitte & Touche LLP for services rendered to the Fund for professional tax services for the years ended December 31, 2024 and 2023, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns.

Tax fees of $139,500 and $90,000 were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

All Other Fees

No other fees were billed by Deloitte & Touche LLP for products and services provided to the Fund, other than the services reported in “Audit Fees” above, for the years ended December 31, 2024 and 2023.

Other fees of $2,929,500 and $5,039,500 were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Aggregate Non-Audit Fees

Non-audit fees of $3,349,000 and $5,357,100 were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2024 and 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see the Index to Consolidated Financial Statements on page 98 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	Declaration of Trust of the Registrant.(5)
3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.(5)
3.3	Third Amended and Restated Bylaws of the Registrant.(5)
4.1	Description of Securities.*
10.1	Second Amended and Restated Investment Advisory Agreement.(4)
10.2	Amended and Restated Administration Agreement.(5)
10.3	Managing Dealer Agreement.(5)
10.4	Form of Selected Intermediary Agreement.(1)
10.5	Amended and Restated Distribution Reinvestment Plan.(6)
10.6	Distribution and Service Plan Class S and Class D Shares.(5)
10.7	Distribution and Service Plan Class I Shares.(5)
10.8	Custodian Agreement, between State Street Bank and Trust Company and Fidelity Private Credit Fund.(3)
10.9	Multiple Class of Shares Plan.(5)
10.10	Expense Support and Conditional Reimbursement Agreement.(5)
10.11	Amendment to the Expense Support and Conditional Reimbursement Agreement.(5)
10.12	Form of Subscription Agreement.(FI)*
10.13	Form of Subscription Agreement.(PI)*
10.14	Subscription Agreement for Seed Capital.(2)
10.15

Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Fidelity Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and bookrunners.(1)(13)

10.16	Amendment No. 1 to the Senior Secured Revolving Credit Agreement.(8)(13)
10.17	Waiver of Recoupment Letter.(7)
10.18

Revolving Credit and Security Agreement, dated as of May 2, 2024, among Fidelity Private Credit Fund BSPV LLC, as borrower, the lenders from time to time parties hereto, BNP Paribas, as administrative agent, Fidelity Private Credit Fund, as equityholder, Fidelity Private Credit Fund, as investment advisor, Virtus Group, LP, as collateral administrator, and State Street Bank and Trust Company, as collateral agent.(9)(13)

10.19

Commitment Increase Agreement, dated as of June 13, 2024, by and among Fidelity Private Credit Fund, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(10)(13)

10.20

Credit and Security Agreement, dated as of December 12, 2024, among Fidelity Private Credit Fund CSPV LLC, as Borrower, the Lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Fidelity Private Credit Fund, as Equityholder, Fidelity Private Credit Fund, as Investment Advisor, Virtus Group, LP, as Collateral Administrator, and State Street Bank and Trust Company, as Collateral Agent.(11)(13)

10.21

First Amendment to the Revolving Credit and Security Agreement, dated as of February 21, 2025, by and among Fidelity Private Credit Fund BSPV LLC, as borrower, the lenders party thereto and BNP Paribas, as administrative agent.(12)(13)

14.1	Code of Ethics of the Fund and the Adviser.*
14.2	Fidelity® Funds’ Code of Ethics for President, Treasurer and Principal Accounting Officer.(8)
19.1	Insider Trading Policy (included in the Code of Ethics of the Fund and the Adviser).*
21.1	Subsidiaries.*

Exhibit Number	Description
24.1	Power of Attorney.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(2)
Previously filed as an Exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on October 28, 2022.
(3)
Previously filed as an Exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on December 30, 2022.
(4)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on February 6, 2023.
(5)
Previously filed as an Exhibit to the Fund’s Form 10-K (File No. 814-01571), filed on March 22, 2023.
(6)
Previously filed as an exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-267297), filed on May 11, 2023.
(7)
Previously filed as Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01571), filed on August 11, 2023.
(8)
Previously filed as an Exhibit to the Fund’s Form 10-K (File No. 814-01571), filed on March 22, 2024.
(9)
Previously filed as Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01571), filed on May 10, 2024.
(10)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on June 18, 2024.
(11)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on December 17, 2024.
(12)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, (File No. 814-01571), filed on February 27, 2025.
(13)
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

FIDELITY PRIVATE CREDIT FUND

Date: March 19, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heather Bonner
Heather Bonner	President and Treasurer (Principal Executive Officer)	Date: March 19, 2025
/s/ Stephanie Caron
Stephanie Caron	Chief Financial Officer (Principal Financial Officer)	Date: March 19, 2025
/s/ David B. Jones
David B. Jones*	Trustee and Chairman of the Board	Date: March 19, 2025
/s/ Jennifer M. Birmingham
Jennifer M. Birmingham*	Trustee	Date: March 19, 2025
/s/ Matthew J. Conti
Matthew J. Conti*	Trustee	Date: March 19, 2025
/s/ Tara C. Kenney
Tara C. Kenney*	Trustee	Date: March 19, 2025

*By:	/s/ Heather Bonner
As Agent or Attorney-in-Fact

The original power of attorney authorizing Heather Bonner to execute the Annual Report, and any amendments thereto, for the trustees of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.

1.9909887.102

BDC-10K-0325