Form 10-Q
period 2025-03-31
Fidelity Private Credit Fund
filed 2025-05-13
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 9, 2025 was 38,018,986, 69,077 and 453 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,668,144,779 and $1,315,878,064 as of March 31, 2025 and December 31, 2024, respectively)	$1,666,391,399	$1,321,270,559
Non-controlled / affiliate investments (amortized cost $84,945,613 and $47,327,982 as of March 31, 2025 and December 31, 2024, respectively)	84,485,040	47,969,881
Cash	12,653,968	18,260,082
Foreign cash (cost $172,560 and $80,238 as of March 31, 2025 and December 31, 2024 respectively)	171,766	78,147
Deferred financing costs	7,363,525	6,643,073
Receivables from sales and paydowns of investments	5,387,575	5,451,608
Interest receivable	18,237,736	17,605,385
Dividend receivable	346,248	344,043
Prepaid expenses and other assets	64,691	100,776
Total Assets	$1,795,101,948	$1,417,723,554
Liabilities
Debt	838,062,993	611,070,855
Payable for purchases of investments
Regular delivery	18,214,306	3,960,000
Delayed delivery	200,000	—
Payable for capital shares repurchased	5,326,075	5,590,585
Distributions payable	7,817,980	11,207,148
Deferred revenue	424,972	—
Interest payable	6,997,243	5,229,723
Management fee payable	963,852	818,848
Income based incentive fee payable	3,160,484	2,805,856
Capital gains incentive fee payable	—	822,417
Due to affiliates, net	183,856	201,579
Other accounts payable and accrued liabilities	869,926	921,862
Total Liabilities	$882,221,687	$642,628,873
Commitments and Contingencies (Note 6)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 35,741,983 and 30,097,549 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	357,419	300,975
Paid-in-capital in excess of par value	913,956,359	768,540,291
Total distributable earnings (loss)	(1,433,517)	6,253,415
Total Net Assets	$912,880,261	$775,094,681
Total Liabilities and Net Assets	$1,795,101,948	$1,417,723,554

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	March 31, 2025	December 31, 2024
	(unaudited)
Class I Shares
Net assets	$911,110,491	$773,886,854
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	35,672,630	30,050,646
Net asset value per share	$25.54	$25.75

Class S Shares
Net assets	$1,758,307	$1,196,615
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	68,904	46,468
Net asset value per share	$25.52	$25.75

Class D Shares
Net assets	$11,463	$11,212
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	449	435
Net asset value per share(1)	$25.54	$25.75
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
From non-controlled / non-affiliate investments
Interest income	$39,424,416	$18,861,133
Dividend income	223,978	242,491
Other income	836,176	109,884
From non-controlled / affiliate investments
Dividend income	846,839	595,590
Total Investment Income	41,331,409	19,809,098
Expenses
Interest expense	11,743,602	3,999,356
Management fees	2,747,486	1,460,978
Income based incentive fees	3,160,484	1,677,293
Capital gains incentive fees	(822,417)	(103,902)
Distribution and shareholder servicing fees
Class S	3,498	22
Class D	7	6
Administration fees	709,442	378,201
Custodian fees	6	—
Amortization of deferred offering costs	—	291,680
Board of Trustees’ fees	82,677	48,508
Professional fees	502,636	176,002
Registration fees	459,300	—
Other general and administrative expenses	671,558	397,085
Total Expenses Before Reductions	19,258,279	8,325,229
Expense support	(863,092)	(454,648)
Net Expenses	18,395,187	7,870,581
Net Investment Income (Loss) Before Taxes	22,936,222	11,938,517
Provision (benefit) for income and excise taxes	(6,078)	—
Net Investment Income (Loss) After Taxes	22,942,300	11,938,517
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(310,141)	(667)
Net realized gain (loss) on non-controlled / affiliate investments	272,998	—
Net realized gain (loss) on foreign currency transactions	(1,420)	—
Net realized gain (loss)	(38,563)	(667)
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(7,145,875)	(1,202,750)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(1,102,472)	28,572
Net change in unrealized appreciation (depreciation) on foreign currency translation	9,158	340,700
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(93,682)	—
Net change in unrealized appreciation (depreciation)	(8,332,871)	(833,478)
Net Realized and Change in Unrealized Gains (Losses)	(8,371,434)	(834,145)
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,570,866	$11,104,372

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$22,942,300	$11,938,517
Net realized gain (loss)	(38,563)	(667)
Net change in unrealized appreciation (depreciation)	(8,332,871)	(833,478)
Net increase (decrease) in net assets resulting from operations	14,570,866	11,104,372
Distributions to Common Shareholders:
Class I	(22,219,332)	(11,799,514)
Class S	(38,183)	(240)
Class D	(283)	(255)
Net decrease in net assets resulting from distributions	(22,257,798)	(11,800,009)
Share Transactions:
Class I:
Proceeds from shares sold	136,018,243	84,742,639
Distributions reinvested	14,201,500	6,347,253
Repurchased shares, net of early repurchase deduction	(5,326,075)	(577,424)
Net increase (decrease) in net assets from share transactions	144,893,668	90,512,468
Class S:
Proceeds from shares sold	562,944	—
Distributions reinvested	15,553	237
Net increase (decrease) in net assets from share transactions	578,497	237
Class D:
Proceeds from shares sold	—	—
Distributions reinvested	347	253
Net increase (decrease) in net assets from share transactions	347	253
Total increase (decrease) in net assets	137,785,580	89,817,321
Net assets, beginning of period	775,094,681	405,787,328
Net Assets, End of Period	$912,880,261	$495,604,649

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$14,570,866	$11,104,372
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(473,138,292)	(243,366,074)
Proceeds from sales of investments and principal repayments	94,824,706	7,128,266
Net realized (gain) loss on investments	37,143	667
Net realized (gain) loss on foreign currency transactions	1,420	—
Net proceeds (payments) from sales (purchases) of short-term securities	(8,689,613)	5,598,773
Net change in unrealized (appreciation) depreciation on investments	8,248,347	1,174,178
Net change in unrealized (appreciation) depreciation on foreign currency translation	(9,158)	(340,700)
Payment-in-kind interest capitalized	(213,307)	—
Net accretion of discount and amortization of premium	(2,704,983)	(120,298)
Amortization of deferred financing costs	500,506	245,931
Amortization of deferred offering costs	—	291,680
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	64,033	(67,041)
(Increase) decrease in interest receivable	(632,351)	(1,540,363)
(Increase) decrease in dividend receivable	(2,205)	(13,575)
(Increase) decrease in due from affiliates, net	—	(114,104)
(Increase) decrease in prepaid expenses and other assets	36,085	(8,630)
Increase (decrease) in payable for purchases of investments	14,454,306	(25,572,218)
Increase (decrease) in payable for capital shares repurchased	—	550,450
Increase (decrease) in deferred revenue	424,972	—
Increase (decrease) in interest payable	1,767,520	1,240,488
Increase (decrease) in income based incentive fee payable	354,628	1,677,293
Increase (decrease) in capital gains incentive fee payable	(822,417)	(103,902)
Increase (decrease) in excise tax payable	—	(66,312)
Increase (decrease) in due to affiliates, net	(17,723)	—
Increase (decrease) in management fee payable	145,004	519,684
Increase (decrease) in other accounts payable and accrued liabilities	(51,936)	(82,977)
Net Cash Provided by (Used in) Operating Activities	(350,852,449)	(241,864,412)
Cash Flows from Financing Activities:
Payment of financing costs	(1,220,958)	(81,969)
Proceeds from issuance of Common Shares	136,581,187	84,742,639
Repurchased shares, net of early repurchase deduction paid	(5,590,585)	(577,424)
Capital distributions	(11,429,566)	(4,646,975)
Proceeds from borrowings	327,992,138	189,000,000
Repayment of borrowings	(101,000,000)	(25,000,000)
Net Cash Provided by (Used in) Financing Activities	345,332,216	243,436,271
Net increase (decrease) in Cash and Foreign cash	(5,520,233)	1,571,859
Effect of foreign currency exchange rates changes	7,738	(4,455)
Cash and Foreign cash, beginning of the period	18,338,229	1,436,609
Cash and Foreign cash, End of the Period	$12,825,734	$3,004,013

The accompanying notes are an integral part of these consolidated financial statement

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$14,217,400	$6,347,743
Reinvestment of distributions	$(14,217,400)	$(6,347,743)
Non-cash purchases of payment-in-kind securities	$213,307	$—
Non-cash interest income from payment-in-kind securities	$(213,307)	$—
Cash paid for state and federal taxes	$131,700	$—
Cash paid for interest expense	$9,475,576	$2,758,868

The accompanying notes are an integral part of these consolidated financial statement

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
Acosta Inc (h)(j)(m)(p)	Term Loan	SOFR	+	5.50%	9.93%	8/21/2031	1,670,813	$1,639,382	$1,637,396
MMGY Global LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	4/25/2029	8,052,871	7,912,708	8,052,871
MMGY Global LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/25/2029	-	(34,244)	-
								9,517,846	9,690,267	1.06%
Aerospace & Defense
Cadence - Southwick, Inc. (j)(m)(o)	Term Loan	SOFR	+	5.00%	9.40%	5/3/2029	7,082,370	6,923,385	7,082,370
Cadence - Southwick, Inc. (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.41%	5/3/2028	921,853	896,990	921,853
Cadence - Southwick, Inc. (j)(n)	Term Loan	SOFR	+	5.00%	9.39%	5/3/2029	1,317,866	1,296,683	1,317,866
Insight Technology Operation LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.75%	10.05%	3/31/2031	29,224,412	28,786,218	28,786,046
Insight Technology Operation LLC (f)(j)(m)	Revolving Credit Facility		-		-	3/31/2031	-	(63,503)	(63,531)
Tex-Tech Industries Inc (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.29%	1/13/2031	21,229,355	21,027,936	21,017,061
Tex-Tech Industries Inc (f)(k)(m)	Delayed Draw Term Loan		-		-	1/13/2031	-	(22,739)	(23,588)
Tex-Tech Industries Inc (f)(k)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	1/13/2031	330,234	294,169	292,493
TIGHITCO, Inc (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.25%	2/28/2030	36,010,398	35,475,289	35,470,242
TIGHITCO, Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.00%	10.18%	2/28/2030	1,800,520	1,734,136	1,733,000
								96,348,564	96,533,812	10.57%
Air Freight & Logistics
Dynamic Connections, Ltd (j)(m)(p)	Term Loan	SOFR	+	5.50%	9.81%	11/27/2030	3,098,987	3,054,903	3,052,502
Dynamic Connections, Ltd (j)(m)(t)(p)	Term Loan	CORRA	+	5.50%	8.67%	11/27/2030	10,123,357	7,116,044	6,929,229
Dynamic Connections, Ltd (f)(j)(m)(p)	Delayed Draw Term Loan		-		-	11/27/2030	-	(95,645)	(101,307)
Dynamic Connections, Ltd (f)(j)(m)(p)	Revolving Credit Facility	SOFR	+	5.50%	9.79%	11/27/2030	225,127	193,259	191,358
PLA Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.50%	10.76%	11/22/2029	29,036,605	28,500,720	28,455,873
PLA Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	11/22/2029	-	(33,842)	(36,387)
PLA Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.50%	10.82%	11/22/2029	818,701	751,041	745,928
R1 Holdings, LLC (j)(n)	Term Loan	SOFR	+	6.25%	10.49%	12/29/2028	5,298,593	5,154,788	5,277,399
								44,641,268	44,514,595	4.88%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Application Software
ACP Avenu Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.56%	10/2/2029	16,972,656	$16,596,192	$16,802,930
ACP Avenu Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.56%	10/2/2029	222,500	201,723	212,500
ACP Avenu Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.56%	10/2/2029	3,783,327	3,647,154	3,745,494
ACP Falcon Buyer, Inc. (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.81%	8/1/2029	20,958,260	20,459,784	20,958,260
ACP Falcon Buyer, Inc. (f)(j)(m)	Revolving Credit Facility		-		-	8/1/2029	-	(21,851)	-
Alegeus Technologies Holdings Corp (j)(m)(n)(o)	Term Loan	SOFR	+	6.75%	11.05%	11/5/2029	32,745,696	31,991,694	31,992,545
Aptean, Inc. (k)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.56%	1/30/2031	8,814,195	8,741,904	8,690,797
Aptean, Inc. (f)(k)(m)	Revolving Credit Facility		-		-	1/30/2031	-	(6,657)	(11,875)
Aptean, Inc. (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	1/30/2031	172,669	169,821	169,093
Aptean, Inc. (f)(k)(m)	Delayed Draw Term Loan		-		-	1/30/2031	-	-	(18,990)
Aptean, Inc. (f)(k)(m)	Delayed Draw Term Loan		-		-	1/30/2031	-	(4,575)	(21,505)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (j)(n)	Term Loan	SOFR	+	5.00%	9.29%	12/9/2029	5,112,543	4,946,993	5,112,543
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (j)(m)	Term Loan	SOFR	+	5.00%	9.29%	12/9/2029	27,067,373	26,620,901	27,067,373
Cytracom, LLC (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.32%	6/28/2027	12,428,217	12,335,361	12,316,363
Cytracom, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.32%	6/28/2027	1,168,252	1,150,202	1,147,742
Cytracom, LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/28/2027	-	(15,261)	(18,337)
DH Corporation/Société DH Pro Buyer, LLC (j)(m)(p)	Term Loan	SOFR	+	7.25%	11.43%	9/13/2029	251,936	247,972	251,684
Finastra USA Inc (j)(m)(p)	Term Loan	SOFR	+	7.25%	11.55%	9/13/2029	10,787,435	10,617,719	10,776,648
Modena Buyer LLC (h)(m)(p)	Term Loan	SOFR	+	4.50%	8.79%	7/1/2031	4,992,500	4,897,416	4,828,147
Polaris Newco LLC (h)(l)(m)(p)	Term Loan	SOFR	+	3.75%	8.30%	6/2/2028	4,936,061	4,865,864	4,715,814
Prism Parent Co Inc. (k)(m)	Term Loan	SOFR	+	5.00%	9.32%	9/16/2028	5,068,190	4,941,881	5,068,190
Routeware, Inc (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.55%	9/18/2031	18,277,206	18,112,233	18,130,988
Routeware, Inc (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	9/18/2031	522,206	480,780	494,137
Routeware, Inc (f)(j)(m)	Revolving Credit Facility		-		-	9/18/2031	-	(18,059)	(15,666)
User Zoom Technologies, Inc (j)(m)	Term Loan	SOFR	+	7.50%	11.80%	4/5/2029	10,000,000	9,731,577	9,950,000
								180,690,768	182,344,875	20.00%
Broadline Retail
Great Outdoors Group LLC (h)(k)(m)(p)	Term Loan	SOFR	+	3.25%	7.57%	1/23/2032	2,209,463	2,199,038	2,201,177
								2,199,038	2,201,177	0.24%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Building Products
Hunter Douglas Inc (h)(m)(p)	Term Loan	SOFR	+	3.25%	7.55%	1/20/2032	5,496,739	$5,436,675	$5,237,018
Oscar AcquisitionCo, LLC (h)(l)(m)(p)	Term Loan	SOFR	+	4.25%	8.55%	4/29/2029	4,936,709	4,934,194	4,605,258
								10,370,869	9,842,276	1.07%
Commodity Chemicals
Soteria Flexibles Corporation (j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.82%	8/15/2029	6,511,406	6,451,468	6,446,292
Soteria Flexibles Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.80%	8/15/2029	8,687,055	8,514,258	8,600,185
Soteria Flexibles Corporation (f)(j)(m)	Revolving Credit Facility		-		-	8/15/2029	-	(18,362)	(10,000)
								14,947,364	15,036,477	1.65%
Construction Materials
Eco Material Technologies Inc (h)(m)(p)	Term Loan	SOFR	+	3.25%	7.47%	1/30/2032	925,000	922,786	920,958
								922,786	920,958	0.10%
Copper
Copperweld Group, Inc. (j)(n)(o)	Term Loan	SOFR	+	6.00%	10.56%	3/31/2026	6,145,846	6,061,608	6,121,263
								6,061,608	6,121,263	0.67%
Data Processing & Outsourced Services
VRC Companies LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.07%	6/29/2027	19,886,111	19,686,962	19,786,681
								19,686,962	19,786,681	2.17%
Distributors
Gloves Buyer Inc (h)(l)(m)(p)(v)	Term Loan	SOFR	+	4.00%	-	1/20/2032	5,989,194	5,989,194	5,760,000
								5,989,194	5,760,000	0.63%
Diversified Chemicals
Hexion Holdings Corporation (h)(l)(m)(p)	Term Loan	SOFR	+	4.00%	8.32%	3/15/2029	4,937,119	4,763,985	4,789,006
								4,763,985	4,789,006	0.52%
Diversified Financial Services
Benefit Plan Administrators Of Eau Claire, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.31%	11/1/2030	17,036,105	16,838,181	16,823,153
Benefit Plan Administrators Of Eau Claire, LLC (f)(k)(m)	Revolving Credit Facility		-		-	11/1/2030	-	(33,132)	(35,581)
Benefit Plan Administrators Of Eau Claire, LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	11/1/2030	-	(55,205)	(59,301)
Benefit Plan Administrators Of Eau Claire, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.32%	11/1/2030	19,722,361	19,480,839	19,475,832
Clue Opco LLC (h)(k)(m)(p)	Term Loan	SOFR	+	4.50%	8.79%	12/19/2030	5,644,444	5,428,329	5,470,200
CUB Financing Intermediate, LLC (l)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.05%	6/28/2030	11,736,382	11,633,003	11,701,173
CUB Financing Intermediate, LLC (f)(l)(m)	Delayed Draw Term Loan		-		-	6/28/2030	-	(23,656)	-
STG Distribution, LLC (i)(m)(p)	Term Loan	SOFR	+	8.25% (7.25% PIK)	12.67%	10/3/2029	4,093,579	3,886,480	4,056,737
								57,154,839	57,432,213	6.28%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Diversified Support Services
American Trailer Rental Group, LLC (j)(m)	Term Loan	SOFR	+	5.75%	10.20%	6/1/2027	14,755,547	$14,496,122	$13,870,214
American Trailer Rental Group, LLC (j)(n)	Term Loan	SOFR	+	5.75%	10.20%	6/1/2027	4,931,063	4,854,863	4,635,199
Brand Industrial Services Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.50%	8.79%	8/1/2030	5,935,075	5,887,695	5,602,058
Eversmith Brands Intermediate Holding Company (j)(m)(n)	Term Loan	SOFR	+	5.00%	9.29%	6/17/2030	4,582,997	4,522,531	4,321,767
Eversmith Brands Intermediate Holding Company (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.29%	6/17/2030	256,535	233,999	95,880
Eversmith Brands Intermediate Holding Company (f)(j)(m)	Revolving Credit Facility		-		-	6/17/2030	-	(11,712)	(51,179)
Identiti Resources LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.29%	11/1/2029	18,656,541	18,399,384	18,432,663
Identiti Resources LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.30%	11/1/2029	7,648,189	7,542,948	7,556,411
Identiti Resources LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	11/1/2029	521,467	473,629	479,750
MRI Acquisitions, Inc (j)(m)	Term Loan	SOFR	+	6.25%	10.70%	12/30/2025	5,430,364	5,383,044	5,044,808
National Power, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.32%	10/31/2029	14,221,097	14,091,690	14,164,213
National Power, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	10/31/2029	-	(70,886)	(30,970)
National Power, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/31/2029	-	(35,465)	(15,485)
Perimeter Solutions Group, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	4.50%	8.80%	10/2/2030	20,022,653	19,802,177	19,902,518
Perimeter Solutions Group, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	4.50%	8.82%	10/2/2030	5,491,323	5,399,713	5,458,341
Perimeter Solutions Group, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/2/2030	-	(28,674)	(15,000)
								100,941,058	99,451,188	10.89%
Electrical Components & Equipment
Luminii LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.31%	3/21/2030	29,201,027	28,764,860	28,763,011
Luminii LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	3/21/2030	-	(142,800)	(143,612)
Luminii LLC (f)(j)(m)	Revolving Credit Facility		-		-	3/21/2030	-	(71,390)	(71,806)
Warshaw Opco LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.80%	3/27/2030	23,422,985	23,072,034	23,071,641
Warshaw Opco LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.80%	3/27/2030	898,850	788,090	787,816
								52,410,794	52,407,050	5.74%
Electronic Components
EDS Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.75%	10.05%	1/10/2029	8,306,361	8,169,744	8,306,361
EDS Buyer, LLC (f)(j)(m)	Revolving Credit Facility		-		-	1/10/2029	-	(12,398)	-
								8,157,346	8,306,361	0.91%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.54%	11/4/2030	24,515,365	$24,175,090	$24,147,634
Principal Lighting Group Holdings, LLC (f)(j)(m)	Revolving Credit Facility		-		-	11/4/2030	-	(45,741)	(49,023)
								24,129,349	24,098,611	2.64%
Environmental & Facilities Services
Dragonfly Pond Works (j)(m)	Term Loan	SOFR	+	5.25%	9.55%	8/16/2030	6,657,427	6,565,440	6,657,427
Dragonfly Pond Works (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.54%	8/16/2030	762,995	705,110	762,995
Dragonfly Pond Works (f)(j)(m)	Revolving Credit Facility		-		-	8/16/2030	-	(26,353)	-
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	7,928,643	7,876,567	7,912,786
Pave America Interco, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	1,135,553	1,118,451	1,133,282
Pave America Interco, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.95%	2/7/2028	690,591	671,472	687,829
Pave America Interco, LLC (j)(n)(o)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	10,318,415	10,100,027	10,297,779
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	591,063	577,601	589,881
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	3,417,147	3,332,967	3,410,313
Ruppert Landscape, LLC (k)(m)	Term Loan	SOFR	+	5.00%	9.30%	12/1/2028	4,887,791	4,771,615	4,887,791
Ruppert Landscape, LLC (f)(k)(m)	Revolving Credit Facility		-		-	12/1/2028	-	(4,359)	-
Ruppert Landscape, LLC (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.31%	12/1/2028	897,510	859,560	897,510
								36,548,098	37,237,593	4.08%
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (h)(m)(p)	Term Loan	SOFR	+	4.50%	8.81%	11/15/2030	990,000	987,747	949,697
Discovery Purchaser Corporation (h)(l)(m)(p)	Term Loan	SOFR	+	3.75%	8.04%	10/4/2029	4,950,187	4,940,895	4,896,032
								5,928,642	5,845,729	0.64%
Food Retail
Cardenas Merger Sub LLC (h)(k)(m)(p)	Term Loan	SOFR	+	6.75%	11.15%	8/1/2029	4,868,330	4,772,350	4,174,593
								4,772,350	4,174,593	0.46%
Health Care Facilities
Infusion Services Management, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.50%	10.80%	7/7/2028	11,729,302	11,475,004	11,729,302
Infusion Services Management, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.50%	10.80%	7/7/2028	3,858,147	3,802,940	3,858,147
Infusion Services Management, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.50%	10.82%	7/7/2028	4,025,138	3,940,035	4,025,138
Infusion Services Management, LLC (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.30%	7/7/2028	15,904,332	15,637,915	15,808,906
								34,855,894	35,421,493	3.87%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Services
AB Centers Acquisition Corporation (k)(n)(o)	Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	19,512,374	$19,250,619	$19,512,374
AB Centers Acquisition Corporation (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	1,082,863	1,051,758	1,082,863
AB Centers Acquisition Corporation (f)(k)(m)	Revolving Credit Facility		-		-	7/2/2031	-	(23,856)	-
AB Centers Acquisition Corporation (k)(m)(n)	Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	7,132,502	7,100,043	7,132,502
BeBright MSO, LLC (j)(m)(n)	Term Loan	SOFR	+	5.75%	10.05%	6/3/2030	9,266,044	9,185,558	9,247,512
BeBright MSO, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.05%	6/3/2030	7,006,296	6,942,145	6,991,425
BeBright MSO, LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/3/2030	-	(16,107)	(3,734)
DPT Management, LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.57%	12/18/2027	23,998,754	23,786,772	23,758,766
DPT Management, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/18/2027	-	(50,232)	(55,692)
DPT Management, LLC (f)(j)(m)	Revolving Credit Facility		-		-	12/18/2027	-	(30,180)	(33,415)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(n)(o)	Term Loan	SOFR	+	6.50%	10.74%	1/3/2029	9,287,282	9,082,562	9,287,282
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.45%	1/3/2029	10,636,813	10,466,100	10,572,992
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.22%	1/3/2029	6,693,636	6,563,519	6,653,448
Future Care Associates LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.67%	1/27/2029	17,129,114	16,847,406	16,889,306
Future Care Associates LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.67%	1/27/2029	14,887,500	14,641,651	14,679,075
HAH Group Holding Co LLC (h)(m)(p)	Term Loan	SOFR	+	5.00%	9.32%	9/24/2031	4,987,500	4,894,139	4,724,858
Houseworks Holdings, LLC (j)(o)	Term Loan	SOFR	+	5.25%	9.47%	12/15/2028	4,887,500	4,749,616	4,877,725
Houseworks Holdings, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.43%	12/15/2028	293,367	282,567	292,347
Houseworks Holdings, LLC (j)(n)	Term Loan	SOFR	+	5.25%	9.50%	12/15/2028	3,015,306	2,946,728	3,009,276
Houseworks Holdings, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.54%	12/15/2028	866,020	849,399	864,288
NE Ortho Management Services, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/13/2030	-	(109,916)	(115,932)
NE Ortho Management Services, LLC (f)(j)(m)	Revolving Credit Facility		-		-	12/13/2030	-	(27,536)	(28,983)
NE Ortho Management Services, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	12/13/2030	12,559,298	12,380,516	12,370,908
NE Ortho Management Services, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/13/2030	-	(41,218)	(43,474)
The Smilist DSO, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	17,008,143	16,688,271	17,008,143
The Smilist DSO, LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/4/2029	-	(16,779)	-
The Smilist DSO, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	3,692,618	3,625,602	3,692,618
The Smilist DSO, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	4,598,208	4,514,573	4,598,208
The Smilist DSO, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	4/4/2029	603,940	555,242	571,411

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Tiger Healthcare Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	2/27/2030	5,751,307	$5,608,628	$5,679,361
Tiger Healthcare Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.30%	2/27/2030	11,137,500	10,922,978	11,003,850
Tiger Healthcare Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.00%	10.30%	2/27/2030	500,000	481,519	488,000
VIP Medical US Buyer, LLC (j)(m)(n)	Term Loan	SOFR	+	5.75%	10.17%	12/12/2028	5,488,663	5,381,847	5,488,663
VIP Medical US Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/12/2028	-	(168,915)	-
VIP Medical US Buyer, LLC (j)(m)(o)	Term Loan	SOFR	+	5.50%	9.95%	12/12/2028	10,400,000	10,296,077	10,296,000
								208,611,096	210,491,971	23.06%
Health Care Supplies
C2DX, Inc (j)(m)(n)	Term Loan	SOFR	+	5.50%	9.81%	3/19/2030	7,557,022	7,460,413	7,557,022
C2DX, Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.81%	3/19/2030	221,614	196,996	221,614
C2DX, Inc (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.80%	3/19/2030	4,186,034	4,124,498	4,186,034
Premier Dental Products Company LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	1/31/2031	23,704,761	23,365,725	23,349,190
Premier Dental Products Company LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	1/31/2031	-	(68,787)	(71,114)
Premier Dental Products Company LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.30%	1/31/2031	2,370,476	2,301,662	2,299,362
								37,380,507	37,542,108	4.11%
Health Care Technology
Harmony Hit US Holdings Inc (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.32%	12/3/2030	23,297,478	23,023,101	23,006,260
Harmony Hit US Holdings Inc (f)(j)(m)	Delayed Draw Term Loan		-		-	12/3/2030	-	(27,847)	(29,550)
Harmony Hit US Holdings Inc (f)(j)(m)	Revolving Credit Facility		-		-	12/3/2030	-	(46,963)	(49,688)
RxStrategies, Inc. (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.54%	8/12/2030	29,367,646	28,972,817	29,338,279
RxStrategies, Inc. (f)(j)(m)	Revolving Credit Facility		-		-	8/12/2030	-	(33,600)	(2,500)
								51,887,508	52,262,801	5.72%
Home Improvement Retail
Kodiak BP LLC (h)(m)(p)	Term Loan	SOFR	+	3.75%	8.05%	11/26/2031	1,645,000	1,637,193	1,576,848
LBM Acquisition LLC (h)(k)(m)(p)	Term Loan	SOFR	+	3.75%	8.17%	6/6/2031	3,970,000	3,934,951	3,653,393
								5,572,144	5,230,241	0.57%
Hotels, Resorts & Cruise Lines
Horizon US Finco LP (h)(m)(p)	Term Loan	SOFR	+	4.75%	9.18%	10/31/2031	3,989,462	3,951,343	3,775,028
								3,951,343	3,775,028	0.41%
Independent Power Producers & Energy Traders
Natgasoline LLC (h)(m)(p)	Term Loan	SOFR	+	5.50%	9.80%	3/25/2030	6,790,000	6,790,000	6,807,500
								6,790,000	6,807,500	0.75%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.47%	12/13/2027	24,750,000	$24,574,979	$24,750,000
Endurance PT Technology Buyer Corporation (j)(n)	Term Loan	SOFR	+	5.50%	9.82%	2/28/2030	18,016,913	17,708,445	18,016,913
Endurance PT Technology Buyer Corporation (f)(j)(m)	Revolving Credit Facility		-		-	2/28/2030	-	(16,443)	-
Endurance PT Technology Buyer Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.57%	2/28/2030	15,086,889	14,853,694	14,996,367
Keel Platform LLC (f)(h)(k)(m)(p)	Delayed Draw Term Loan		-		-	1/19/2031	-	(29,362)	-
Keel Platform LLC (h)(k)(m)(n)(o)(p)	Term Loan	SOFR	+	4.75%	9.05%	1/19/2031	14,601,364	14,394,390	14,601,364
LACO Industries, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	7/2/2030	17,793,604	17,553,421	17,615,668
LACO Industries, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	7/2/2030	371,788	352,213	356,917
Lake Air Products, LLC (j)(m)(n)	Term Loan	SOFR	+	7.00%	11.45%	1/9/2029	10,814,164	10,588,412	10,727,650
LGC US Finco, LLC (j)(m)(p)	Term Loan	SOFR	+	6.50%	10.94%	12/20/2025	5,671,119	5,621,900	5,586,053
								105,601,649	106,650,932	11.68%
Insurance Brokers
Alera Group, Inc. (k)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.07%	9/30/2028	2,685,012	2,665,636	2,685,012
								2,665,636	2,685,012	0.29%
Internet Services & Infrastructure
Kaseya Inc (h)(m)(p)	Term Loan	SOFR	+	3.25%	7.57%	3/22/2032	3,865,000	3,845,675	3,848,110
Peraton Corp (h)(k)(m)(p)	Term Loan	SOFR	+	3.75%	8.17%	2/1/2028	4,934,338	4,934,338	4,383,074
								8,780,013	8,231,184	0.90%
Leisure Facilities
United PF Holdings LLC (h)(m)(p)	Term Loan	SOFR	+	4.00%	8.55%	12/30/2026	2,984,295	2,900,687	2,872,384
								2,900,687	2,872,384	0.31%
Life Sciences Tools & Services
WCI-BXC Purchaser, LLC (f)(k)(m)	Revolving Credit Facility		-		-	11/6/2029	-	(19,276)	-
WCI-BXC Purchaser, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	6.25%	10.55%	11/6/2030	27,069,510	26,492,394	27,069,510
								26,473,118	27,069,510	2.97%
Office Services & Supplies
MSE Supplies, LLC (j)(n)	Term Loan	SOFR	+	5.00%	9.31%	8/14/2030	6,715,836	6,609,813	6,688,973
MSE Supplies, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	8/14/2030	67,496	40,898	60,746
								6,650,711	6,749,719	0.74%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Oil & Gas Refining & Marketing
EG America LLC (h)(m)(p)	Term Loan	SOFR	+	4.25%	8.56%	2/7/2028	6,500,530	$6,519,974	$6,495,914
								6,519,974	6,495,914	0.71%
Oil & Gas Storage & Transportation
New Fortress Energy Inc (h)(k)(m)(p)	Term Loan	SOFR	+	5.50%	9.79%	10/30/2028	5,000,000	4,604,705	4,275,000
								4,604,705	4,275,000	0.47%
Packaged Foods & Meats
CCI Prime, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.25%	10.55%	10/18/2029	19,577,339	19,179,800	18,794,245
CCI Prime, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.55%	10/18/2029	1,593,552	1,555,418	1,513,835
CCI Prime, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/18/2029	-	(19,070)	(40,000)
Midas Foods International LLC (j)(m)	Term Loan	SOFR	+	6.25%	10.57%	4/30/2029	3,995,198	3,926,819	3,963,236
Midas Foods International LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.57%	4/30/2029	5,219,922	5,120,913	5,171,722
Midas Foods International LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/30/2029	-	(32,999)	(16,102)
Sabrosura Foods, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.32%	8/22/2029	24,656,600	24,322,009	23,892,246
Sabrosura Foods, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.32%	8/22/2029	246,201	198,070	78,648
Sabrosura Foods, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	8/22/2029	798,799	768,356	727,368
Savor Acquisition Inc (h)(m)(p)	Term Loan	SOFR	+	3.25%	7.57%	2/19/2032	429,483	428,428	428,839
Savor Acquisition Inc (f)(h)(m)(p)	Delayed Draw Term Loan		-		-	2/4/2032	-	-	(61)
SHF Holdings, Inc (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.80%	1/22/2030	35,617,661	35,106,498	35,083,396
SHF Holdings, Inc (f)(j)(m)	Revolving Credit Facility		-		-	1/22/2030	-	(68,499)	(71,238)
								90,485,743	89,526,134	9.82%
Paper & Plastic Packaging Products & Materials
Clydesdale Acquisition Holdings Inc (h)(m)(p)	Term Loan	SOFR	+	3.25%	7.55%	3/29/2032	3,443,327	3,443,327	3,449,096
Clydesdale Acquisition Holdings Inc (h)(m)(p)(v)	Delayed Draw Term Loan	SOFR	+	3.25%	-	3/29/2032	60,653	60,653	60,299
FirmaPak Intermediary LLC (j)(m)	Term Loan	SOFR	+	5.50%	9.82%	2/4/2031	10,324,740	10,203,028	10,195,681
FirmaPak Intermediary LLC (f)(j)(m)	Revolving Credit Facility		-		-	2/4/2031	-	(29,868)	(30,728)
FirmaPak Intermediary LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	2/4/2031	-	(59,634)	(61,457)
								13,617,506	13,612,891	1.50%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Pharmaceuticals
Alcami Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	7.00%	11.46%	12/21/2028	9,775,000	$9,460,328	$9,775,000
								9,460,328	9,775,000	1.07%
Property & Casualty Insurance
Asurion LLC (h)(m)	Term Loan	SOFR	+	4.25%	8.67%	8/19/2028	4,937,028	4,933,486	4,886,769
								4,933,486	4,886,769	0.54%
Research & Consulting Services
NAM Acquisition Co LLC (k)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.05%	7/16/2030	11,569,970	11,412,243	11,523,691
NAM Acquisition Co LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	7/16/2030	-	(21,433)	-
NAM Acquisition Co LLC (f)(k)(m)	Revolving Credit Facility		-		-	7/16/2030	-	(21,418)	(6,460)
RPX Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.56%	8/2/2030	21,669,962	21,373,255	21,648,292
RPX Corporation (f)(j)(m)	Revolving Credit Facility		-		-	8/2/2030	-	(25,880)	(1,936)
								32,716,767	33,163,587	3.63%
Security & Alarm Services
Allied Universal Holdco LLC (h)(l)(m)(p)	Term Loan	SOFR	+	3.75%	8.17%	5/14/2028	5,906,010	5,897,526	5,896,147
								5,897,526	5,896,147	0.65%
Soft Drinks & Non-Alcoholic Beverages
Naked Juice LLC (h)(m)(p)	Term Loan	SOFR	+	3.00%	7.40%	1/24/2029	3,959,288	3,867,364	2,022,840
Refresh Buyer LLC (k)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	11,111,130	10,941,364	11,000,019
Refresh Buyer LLC (k)(m)	Delayed Draw Term Loan	SOFR	+	4.75%	9.07%	12/23/2028	2,812,944	2,771,782	2,784,815
Refresh Buyer LLC (k)(m)	Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	5,562,717	5,508,669	5,507,090
								23,089,179	21,314,764	2.33%
Specialized Consumer Services
Door Pro Buyer, LLC (j)(m)	Term Loan	SOFR	+	6.50%	10.90%	11/2/2029	12,413,381	12,160,228	12,078,220
Door Pro Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.50%	10.90%	11/2/2029	6,862,821	6,698,473	6,629,246
Door Pro Buyer, LLC (f)(j)(m)	Revolving Credit Facility		-		-	11/2/2029	-	(65,326)	(91,731)
Mustang Prospects Purchaser LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.55%	6/13/2031	15,560,107	15,420,521	15,217,785
Mustang Prospects Purchaser LLC (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	6/13/2031	1,992,304	1,967,277	1,920,102
Mustang Prospects Purchaser LLC (f)(k)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.55%	6/13/2031	137,295	117,020	86,954

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Quick Roofing Acquisition, LLC (j)(n)(o)	Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	10,522,541	$10,304,876	$10,354,180
Quick Roofing Acquisition, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.75%	10.15%	12/22/2029	400,000	380,222	384,000
Quick Roofing Acquisition, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	13,858,881	13,584,127	13,637,139
Quick Roofing Acquisition, LLC (j)(n)(o)	Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	11,036,232	10,885,926	10,859,652
Quick Roofing Acquisition, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/22/2029	-	(104,796)	(124,187)
Roofing Services Solutions LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.56%	11/27/2029	18,198,289	17,942,270	17,925,314
Roofing Services Solutions LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	11/27/2029	4,076,417	3,923,405	3,912,375
Roofing Services Solutions LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.56%	11/27/2029	729,756	652,758	647,658
SCP WQS Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.55%	10/2/2028	7,580,638	7,452,842	7,580,638
SCP WQS Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	10/2/2028	28,715,753	28,271,422	28,715,753
SCP WQS Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.55%	10/2/2028	305,334	277,081	305,334
Solid Ground Solutions Acquisitions Inc (j)(m)	Term Loan	SOFR	+	5.00%	9.30%	5/6/2029	5,822,218	5,734,917	5,798,930
Solid Ground Solutions Acquisitions Inc (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.30%	5/6/2029	2,566,469	2,495,034	2,556,203
Solid Ground Solutions Acquisitions Inc (f)(j)(m)	Revolving Credit Facility		-		-	5/6/2029	-	(26,403)	(7,333)
Spin Holdco Inc (h)(k)(m)(p)	Term Loan	SOFR	+	4.00%	8.56%	3/4/2028	4,935,733	4,501,228	4,158,996
USW Buyer, LLC (j)(n)	Term Loan	SOFR	+	6.25%	10.65%	11/3/2028	4,738,704	4,627,497	4,260,095
USW Buyer, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.65%	11/3/2028	8,299,458	8,191,633	7,461,212
								155,392,232	154,266,535	16.91%
Specialized Finance
Nexus Buyer LLC (h)(m)(p)	Term Loan	SOFR	+	3.50%	7.82%	7/31/2031	7,481,250	7,444,964	7,432,921
WH Borrower LLC (h)(l)(m)	Term Loan	SOFR	+	4.75%	9.07%	2/20/2032	10,000,000	9,969,232	9,931,300
								17,414,196	17,364,221	1.90%
Specialty Chemicals
M2S Group Intermediate Holdings Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.75%	9.05%	8/22/2031	4,885,057	4,562,697	4,677,443
USALCO, LLC (h)(l)(m)(p)	Term Loan	SOFR	+	4.00%	8.30%	9/30/2031	596,856	594,182	596,205
USALCO, LLC (f)(h)(l)(m)(p)	Delayed Draw Term Loan		-		-	9/30/2031	-	-	(67)
								5,156,879	5,273,581	0.58%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
Belt Power Holdings LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	6,386,250	$6,324,823	$6,386,250
Belt Power Holdings LLC (j)(n)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	1,716,222	1,688,408	1,716,222
Belt Power Holdings LLC (j)(o)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	4,105,623	4,057,528	4,105,623
Belt Power Holdings LLC (j)(m)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	580,560	577,841	580,560
Erosion Intermediate Holdings LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.80%	9/30/2029	2,615,371	2,579,913	2,581,372
Erosion Intermediate Holdings LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.80%	9/30/2029	1,048,777	977,795	980,470
Erosion Intermediate Holdings LLC (f)(j)(m)	Revolving Credit Facility		-		-	9/30/2029	-	(23,666)	(22,780)
Foundation Building Materials Inc (h)(m)	Term Loan	SOFR	+	4.00%	8.29%	1/29/2031	6,922,556	6,915,752	6,276,474
MoboTrex, LLC (j)(m)(n)	Term Loan	SOFR	+	5.00%	9.31%	6/7/2030	31,020,890	30,512,105	30,648,639
MoboTrex, LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/7/2030	-	(74,935)	(54,400)
MoboTrex, LLC (f)(j)	Delayed Draw Term Loan		-		-	6/7/2030	-	(42,705)	(26,022)
								53,492,859	53,172,408	5.83%
Transaction & Payment Processing Services
MoneyGram International Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.75%	9.04%	6/3/2030	9,405,000	9,385,709	8,785,869
								9,385,709	8,785,869	0.96%
Total First Lien Debt								1,620,470,123	1,620,093,428	177.48%
Second Lien Debt
Diversified Financial Services
STG Distribution, LLC (i)(m)(p)	Term Loan	SOFR	+	7.50% (6.50% PIK)	11.92%	9/30/2029	8,856,306	8,856,306	6,137,420
								8,856,306	6,137,420	0.67%
Property & Casualty Insurance
Asurion LLC (h)(m)	Term Loan	SOFR	+	5.25%	9.69%	1/31/2028	2,000,000	1,948,213	1,888,580
Asurion LLC (h)(m)	Term Loan	SOFR	+	5.25%	9.69%	1/20/2029	5,000,000	4,808,441	4,619,550
								6,756,654	6,508,130	0.72%
Total Second Lien Debt								15,612,960	12,645,550	1.39%
Asset-Backed Securities
Commercial & Residential Mortgage Finance
Benefit Street Partners CLO VI-B Ltd (h)(m)(p)(w)	Collateralized Loan Obligation	SOFR	+	4.75%	9.03%	4/20/2038	100,000	100,000	99,985
								100,000	99,985	0.01%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Insurance Brokers
Flatiron RR CLO 30 Ltd (h)(m)(p)(w)(x)	Collateralized Loan Obligation	SOFR	+	5.25%	-	4/15/2038	200,000	$200,000	$200,000
								200,000	200,000	0.02%
Total Asset-Backed Securities								300,000	299,985	0.03%
Preferred Securities
Oil & Gas Storage & Transportation
Plains All American Pipeline MLP (h)(m)(p)(u)	Floating Rate Note	SOFR	+	4.37%	8.69%		3,000,000	3,000,000	2,993,440
								3,000,000	2,993,440	0.33%
Total Preferred Securities								3,000,000	2,993,440	0.33%
Equity
Aerospace & Defense
HITCO Parent, LLC (m)(q)	Class A Units						35,730	450,130	472,712
Insight Technology Enterprises LLC (q)	Preferred Units						328,218	529,429	529,429
								979,559	1,002,141	0.11%
Air Freight & Logistics
SCP 3PL Topco, LLC (p)(q)	Common Units						1,351	6,754	6,754
SCP 3PL Topco, LLC (p)(q)	Class B Units						128	128,320	134,413
								135,074	141,167	0.01%
Diversified Support Services
Air Control Concepts Holdings, L.P. (p)(q)	Class A-1 Units						11,004	110,035	373,900
Identiti Holdings LLC (q)	Class A Units						173,822	173,822	182,513
Perimeter Solutions Holdings, LP (m)(q)	Common Units						185,860	185,860	191,435
								469,717	747,848	0.08%
Electrical Components & Equipment
Warshaw Holdings, LLC (q)	Common Units						529	264,368	264,370
Warshaw Holdings, LLC (q)	Series A Preferred Units						529	264,368	264,370
								528,736	528,740	0.06%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (q)	Class A Units						293,460	293,460	325,740
Erosion Holdings, LLC (q)	Class A Units						175	175,230	146,508
								468,690	472,248	0.06%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Health Care Services
DPT Management, LLC (q)	Preferred Units				143,721	$445,535	$444,098
NE Ortho Holdings, LLC (q)	Class B Membership Units				135	135,254	128,398
Tiger Healthcare Holdings, LLC (m)(q)	Class A Interest				438,750	562,500	487,013
						1,143,289	1,059,509	0.11%
Health Care Technology
RXS Enterprises LLC (m)(q)	Preferred Units				74,735	401,494	425,987
RXS Enterprises LLC (m)(q)	Senior Preferred Units				119,927	119,927	119,927
						521,421	545,914	0.06%
Human Resource & Employment Services
FCA Partners LLC (p)(q)	Common Units				200,000	2	2
FCA Partners LLC (p)(q)	Class A Preferred Units				200,000	200,000	116,000
						200,002	116,002	0.01%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (m)(q)	Common Units				464	46,374	176,206
Endurance PT Technology Holdings LLC (m)(q)	Preferred Units				417	417,367	452,667
						463,741	628,873	0.07%
Life Sciences Tools & Services
WCI-BXC Investment Holdings LP (m)(p)(q)	Equity Interest					588,357	529,054
						588,357	529,054	0.06%
Office Services & Supplies
MSE Acquisitions Inc (m)(q)	Series A Preferred Stock				337	337,479	379,017
						337,479	379,017	0.04%
Packaged Foods & Meats
CCI Prime Holdings, LLC (q)	Series A Preferred Units				428	427,914	279,667
MFI Group Holdings LLC (q)	Class A Units				238	238,109	247,503
Sabrosura Super Holdings LLC (m)(q)	Class A Interests				241,693	290,031	212,690
						956,054	739,860	0.08%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Consumer Services
Door Pro Holdings LLC (m)(q)	Class A Units				497	$483,566	$292,471
NAM Group Holdings, LLC (q)	Class A Units				282,628	282,628	316,543
Quick Roofing Topco, LLC (m)(q)	Class A Interest				426,230	426,230	1,210,492
Roofing Services Solutions Holdings LLC (q)	Common Units				292	-	140,968
Roofing Services Solutions Holdings LLC (q)	Series A Preferred Units				292	364,878	364,879
Solid Ground Solutions Investment LLC (m)(q)	Class A Units				366,638	366,638	432,633
						1,923,940	2,757,986	0.30%
Trading Companies & Distributors
MoboTrex Ultimate Holdings, LLC (q)	Class A-2 Units				1,330,000	1,330,000	1,995,000
						1,330,000	1,995,000	0.22%
Total Equity						10,046,059	11,643,359	1.27%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.20% (h)(r)(s)	Investor Class Units				18,715,637	18,715,637	18,715,637
						18,715,637	18,715,637	2.05%
Total Money Market Mutual Funds						18,715,637	18,715,637	2.05%
Total Investments -- non-controlled/ non-affiliate						1,668,144,779	1,666,391,399	182.55%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (g)(h)(m)(p)	Mutual Fund				741,569	72,055,372	71,450,131
Fidelity High Income Central Fund (g)(h)(m)(p)	Mutual Fund				122,555	12,890,241	13,034,909
						84,945,613	84,485,040	9.26%
Total Fixed Income Mutual Funds						84,945,613	84,485,040	9.26%
Total Investments -- non-controlled/ affiliate						84,945,613	84,485,040	9.26%
Total Investment Portfolio						$1,753,090,392	$1,750,876,439	191.81%
(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR) or Canadian Overnight Repo Rate Average (CORRA) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025.
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
(h)
The investment was not valued using unobservable inputs and is not considered a Level 3 investment.
(i)
The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(j)
The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(k)
The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(l)
The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(m)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(n)
Security or portion of the security is pledged as collateral for BSPV Facility.
(o)
Security or portion of the security is pledged as collateral for CSPV Facility.
(p)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2025, non-qualifying assets amounted to $276,128,266 which represents 15.4% of total assets as calculated in accordance with regulatory requirements.
(q)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $11,643,359 or 1.3% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Air Control Concepts Holdings, L.P.	Class A-1 Units	4/11/2023	110,035
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	427,914
Door Pro Holdings LLC	Class A Units	11/2/23 - 1/2/25	483,566
DPT Management, LLC	Preferred Units	12/18/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	293,460
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 6/28/2024	46,374
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 6/28/2024	417,367
Erosion Holdings, LLC	Class A Units	9/30/2024	175,230
FCA Partners LLC	Common Units	5/31/2024 - 6/7/2024	2
FCA Partners LLC	Class A Preferred Units	5/31/2024 - 6/7/2024	200,000
HITCO Parent, LLC	Class A Units	2/28/2025	450,130
Identiti Holdings LLC	Class A Units	11/1/2024	173,822
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	529,429
MFI Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	238,109
MoboTrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 2/28/2025	1,330,000
MSE Acquisitions Inc	Series A Preferred Stock	8/14/2024	337,479
NAM Group Holdings, LLC	Class A Units	7/16/2024	282,628
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024	135,254
Perimeter Solutions Holdings, LP	Common Units	10/2/2024	185,860
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	426,230
Roofing Services Solutions Holdings LLC	Common Units	11/27/2024	—
Roofing Services Solutions Holdings LLC	Series A Preferred Units	11/27/2024	364,878
RXS Enterprises LLC	Preferred Units	8/12/2024	401,494
RXS Enterprises LLC	Senior Preferred Units	8/12/2024	119,927
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	290,031
SCP 3PL Topco, LLC	Common Units	11/27/2024	6,754
SCP 3PL Topco, LLC	Class B Units	11/27/2024	128,320
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024	366,638
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	562,500
Warshaw Holdings, LLC	Common Units	3/27/2025	264,368
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	264,368
WCI-BXC Investment Holdings LP	Equity Interest	11/6/2023	588,357
(r)
The rate quoted is the annualized seven-day yield of the fund at period end.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.
(u)
Security is perpetual in nature with no stated maturity date.
(v)
A coupon rate of 0% signifies an unsettled loan. The coupon rate will be determined upon settlement of the loan after period end.
(w)
Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At the end of the period, the value of these securities amounted to $299,985 or 0.03% of net assets.
(x)
Security or a portion of the security purchased on a delayed delivery or when-issued basis.

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

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve its investment objective by investing primarily in directly originated loans to private companies but also in liquid credit investments, like broadly syndicated loans, and other select private credit investments. The Fund generally seeks to invest in loans that carry variable (i.e., “floating”) interest rates. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised from a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Adviser may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions. In order to provide liquidity for share repurchases, the Fund intends to maintain an allocation to syndicated loans and other liquid investments.

The Fund will invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are private and may be backed by a sponsor but may also include investments in small capitalization public companies or companies that are backed by a non-private equity sponsor ownership group. The majority of the Fund’s investments will be loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and public U.S. operating companies having a market capitalization of less than $250.0 million. The Fund may also invest to a lesser degree in non-U.S. companies.

As of March 31, 2025, the Fund offered on a continuous basis up to $1.0 billion of common shares of beneficial interest (the “Common Shares”) pursuant to an offering registered with the SEC (the “Offering”). The Fund offers to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. The initial offering price for the Common Shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. Effective April 21, 2025, an additional $3.0 billion of Common Shares were registered with the SEC, increasing the maximum offering amount to $4.0 billion of Common Shares. For additional information see Note 10. Subsequent Events.

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024, the Fund consolidated the financial position and results of its wholly-owned subsidiaries in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

As of March 31, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.3 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of benefit for taxes related to income of a nominal amount, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.1 million. The Fund did not incur an excise tax for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Fund did not recognize any provisions for taxes, including excise taxes.

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

Interest Income

Interest income is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and amortized and accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

Dividend Income

Dividend income earned on the Fund’s equity and mutual fund investments is recorded on an accrual basis to the extent that such amounts are payable and are expected to be collected. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for mutual funds.

PIK Income

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount (if debt) or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income and capitalized to the cost basis of the related instrument. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income.

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

Non-Accrual Policy

Debt investments may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. For further information regarding the non-accrual status of investments, refer to Note 4. Investments.

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

Delayed Delivery Transactions and When-Issued Securities

During the period, the Fund transacted in securities on a delayed delivery or when-issued basis. Payment and delivery may take place after the customary settlement period for that security. The price of the underlying securities and the date when the securities will be delivered and paid for are fixed at the time the transaction is negotiated. Securities purchased on a delayed delivery or when-issued basis are identified as such in the consolidated schedule of investments. Compensation for interest forgone in the purchase of a delayed delivery or when-issued debt security may be received. Losses may arise due to changes in the value of the underlying securities or if the counterparty does not perform under the contract’s terms, or if the issuer does not issue the securities due to political, economic, or other factors.

New Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Effective for annual periods beginning after December 15, 2024 for public business entities (“PBEs”), and December 15, 2025 for entities other than PBEs, the amendment requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation for PBEs and income taxes paid for all entities. The ASU 2023-09 allows for early adoption and the Fund can elect to apply the amendments on a prospective or retrospective basis. Management is currently evaluating the impact of the ASU 2023-09 but, does not expect this guidance to materially impact the Fund’s consolidated financial statements.

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

For the three months ended March 31, 2025 and 2024, management fees were $2.7 million and $1.5 million, respectively. As of March 31, 2025 and December 31, 2024, $1.0 million and $0.8 million were payable to the Adviser for management fees, respectively.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. For the three months ended March 31, 2025 and 2024, income based incentive fees were $3.2 million and $1.7 million, respectively. As of March 31, 2025 and December 31, 2024, $3.2 million and $2.8 million were payable to the Adviser for incentive fees based on income, respectively.

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

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2025 and 2024, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.8 million and $0.1 million, respectively, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations.

As of March 31, 2025 the Fund did not recognize and record an accrual related to the GAAP Incentive Fee. As of December 31, 2024, $0.8 million related to the GAAP Incentive Fee was recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities, which is not payable under the Advisory Agreement.

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

For the three months ended March 31, 2025 and 2024, the Fund incurred approximately $0.7 million and $0.4 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, approximately $0.2 million was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2025 and 2024, the Fund incurred approximately $0.3 million and $0.2 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, approximately $0.1 million was unpaid and included in due to affiliates, net in the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2025 and 2024, the Fund incurred nominal distribution and shareholder servicing fees for Class S and for Class D, for each period presented. As of March 31, 2025 and December 31, 2024 there was a nominal payable incurred and recorded in due to affiliates, net, in the consolidated statements of assets and liabilities, for each period presented.

Affiliate Ownership

As of March 31, 2025, an affiliate of the Adviser held 449 shares (100%) of the Fund’s Class D Common Shares. As of December 31, 2024, an affiliate of the Adviser held 435 shares (100%) of the Fund’s Class D Common Shares.

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

On April 17, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement (the “Expense Limitation Agreement”) with the Adviser, effective as of May 1, 2025. For additional information on the Expense Limitation Agreement, see Note 10. Subsequent Events.

The following table presents a summary of Expense Payments and related Reimbursement Payments since the Fund’s inception:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
March 31, 2024	454,648	—	—	*
June 30, 2024	136,913	—	—	*
September 30, 2024	213,374	—	—	*
December 31, 2024	291,370	—	—	*
March 31, 2025	863,092	—	—	*
Total	$5,351,741	$—	$—

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

Affiliated Investments

The table below presents the Fund’s affiliated investments as of March 31, 2025:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of March 31, 2025	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$20,830,333	$262,828	$(8,000,000)	$(215,640)	$157,388	$13,034,909	$639,818
Fidelity Floating Rate Central Fund	27,139,548	70,081,805	(25,000,000)	(886,832)	115,610	71,450,131	207,021
Total	$47,969,881	$70,344,633	$(33,000,000)	$(1,102,472)	$272,998	$84,485,040	$846,839

The table below presents the Fund’s affiliated investments as of December 31, 2024:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$—	$20,470,025	$—	$360,308	$—	$20,830,333	$605,305
Fidelity Floating Rate Central Fund	24,795,483	2,421,083	—	(77,018)	—	27,139,548	2,439,715
Total	$24,795,483	$22,891,108	$—	$283,290	$—	$47,969,881	$3,045,020

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

Due to/from Affiliates

As of March 31, 2025, the Fund owed a net amount of approximately $0.2 million to various affiliates, including approximately $0.4 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and $0.2 million to be received for expense reimbursements. These amounts are included in due to affiliates, net in the consolidated statements of assets and liabilities. As of December 31, 2024, the Fund owed a net amount of $0.2 million to various affiliates, including $0.3 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees, approximately $0.1 million for amounts to be paid to another affiliated investment company and approximately $0.2 million to be received for expense reimbursements. These amounts are included in due to affiliates, net in the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,620,470,123	$1,620,093,428	92.5%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	15,612,960	12,645,550	0.7%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	300,000	299,985	0.0%	—	—	0.0%
Preferred Securities	3,000,000	2,993,440	0.2%	—	—	0.0%
Equity	10,046,059	11,643,359	0.7%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	18,715,637	18,715,637	1.1%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	84,945,613	84,485,040	4.8%	47,327,982	47,969,881	3.5%
Total	$1,753,090,392	$1,750,876,439	100.0%	$1,363,206,046	$1,369,240,440	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Health Care Services	12.0%	14.5%
Application Software	10.3%	11.3%
Specialized Consumer Services	8.9%	9.5%
Industrial Machinery & Supplies & Components	6.1%	8.0%
Mutual Funds	5.9%	4.2%
Diversified Support Services	5.7%	6.6%
Aerospace & Defense	5.6%	1.8%
Packaged Foods & Meats	5.2%	4.1%
Diversified Financial Services	3.6%	2.0%
Trading Companies & Distributors	3.2%	1.1%
Health Care Technology	3.0%	7.4%
Electrical Components & Equipment	3.0%	0.0%
Air Freight & Logistics	2.6%	1.1%
Environmental & Facilities Services	2.2%	3.0%
Health Care Supplies	2.1%	0.6%
Health Care Facilities	2.0%	2.5%
Research & Consulting Services	1.9%	2.4%
Life Sciences Tools & Services	1.6%	2.0%
Electronic Manufacturing Services	1.4%	1.8%
Soft Drinks & Non-Alcoholic Beverages	1.2%	1.0%
Data Processing & Outsourced Services	1.1%	1.4%
Specialized Finance	1.0%	1.3%
Commodity Chemicals	0.9%	0.6%
Paper & Plastic Packaging Products & Materials	0.8%	2.1%
Property & Casualty Insurance	0.7%	0.9%
Pharmaceuticals	0.6%	0.7%
Building Products	0.6%	0.7%
Advertising	0.6%	0.7%
Transaction & Payment Processing Services	0.5%	0.7%
Electronic Components	0.5%	0.6%
Internet Services & Infrastructure	0.5%	0.4%
Oil & Gas Refining & Marketing	0.4%	0.5%
Office Services & Supplies	0.4%	0.5%
Oil & Gas Storage & Transportation	0.4%	0.0%
Independent Power Producers & Energy Traders	0.4%	0.0%
Specialty Chemicals	0.3%	0.7%
Security & Alarm Services	0.3%	0.4%
Home Improvement Retail	0.3%	0.4%
Fertilizers & Agricultural Chemicals	0.3%	0.4%
Diversified Chemicals	0.3%	0.4%
Copper	0.3%	0.4%
Distributors	0.3%	0.0%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Food Retail	0.2%	0.3%
Leisure Facilities	0.2%	0.2%
Insurance Brokers	0.2%	0.2%
Construction Materials	0.1%	0.0%
Broadline Retail	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Health Care Distributors	0.0%	0.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,707,282,193	97.5%	187.0%	$1,325,749,895	96.8%	171.1%
Australia	32,179,916	1.8%	3.5%	32,260,769	2.4%	4.2%
Canada	10,464,633	0.6%	1.1%	10,267,051	0.7%	1.3%
Luxembourg	949,697	0.1%	0.1%	962,725	0.1%	0.1%
Total	$1,750,876,439	100.0%	191.7%	$1,369,240,440	100.0%	176.7%

As of March 31, 2025 and December 31, 2024, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of March 31, 2025 and December 31, 2024, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$171,403,897	$1,448,689,531	$1,620,093,428
Second Lien Debt	—	6,508,130	6,137,420	12,645,550
Asset-Backed Securities	—	299,985	—	299,985
Preferred Securities	—	2,993,440	—	2,993,440
Equity	—	—	11,643,359	11,643,359
Money Market Mutual Funds	18,715,637	—	—	18,715,637
Fixed Income Mutual Funds	84,485,040	—	—	84,485,040
Total Investments	$103,200,677	$181,205,452	$1,466,470,310	$1,750,876,439

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$144,529,432	$1,144,350,856	$1,288,880,288
Second Lien Debt	—	6,762,630	6,536,627	13,299,257
Equity	—	—	9,064,990	9,064,990
Money Market Mutual Funds	10,026,024	—	—	10,026,024
Fixed Income Mutual Funds	47,969,881	—	—	47,969,881
Total Investments	$57,995,905	$151,292,062	$1,159,952,473	$1,369,240,440

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Purchases of investments	349,800,845	140,804	2,281,045	352,222,694
Proceeds from principal repayments and sales of investments	(30,102,240)	—	—	(30,102,240)
Accretion of discount/ amortization of premium	1,683,175	—	—	1,683,175
Net realized gain (loss)	36,712	—	—	36,712
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(15,564,571)	—	—	(15,564,571)
Net change in unrealized appreciation (depreciation)	(1,515,246)	(540,011)	297,324	(1,757,933)
Fair value, end of period	$1,448,689,531	$6,137,420	$11,643,359	$1,466,470,310
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025	$(1,526,839)	$(540,011)	$297,324	$(1,769,526)
(1)
For the three months ended March 31, 2025, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$—	$2,240,826	$427,986,926
Purchases of investments	230,793,174	—	989,142	231,782,316
Proceeds from principal repayments and sales of investments	(110,557,398)	—	—	(110,557,398)
Accretion of discount/ amortization of premium	640,698	—	—	640,698
Net realized gain (loss)	(667)	—	—	(667)
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(9,925,000)	—	—	(9,925,000)
Net change in unrealized appreciation (depreciation)	(93,886)	—	85,359	(8,527)
Fair value, end of period	$536,603,021	$—	$3,315,327	$539,918,348
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024	$(93,886)	$—	$85,359	$(8,527)
(1)
For the three months ended March 31, 2024, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

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

The following provides information on Level 3 securities held by the Fund that were valued at March 31, 2025 and December 31, 2024 based on unobservable inputs:

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,448,689,531	Market approach	Transaction price	$98.50	$99.00	$98.56	Increase
		Discounted cash flow	Yield	8.3%	15.9%	9.9%	Decrease
Second Lien Debt	6,137,420	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
Equity	11,643,359	Market approach	Transaction price	$1.61	$500.00	$250.64	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.5	16.8	9.9	Increase
Total	$1,466,470,310

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,144,350,856	Market approach	Transaction price	$98.50	$99.50	$98.83	Increase
		Discounted cash flow	Yield	8.7%	14.1%	10.3%	Decrease
Second Lien Debt	6,536,627	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
Equity	9,064,990	Market approach	Transaction price	$3.10	$1,000.00	$154.92	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.7	17.0	10.1	Increase
Total	$1,159,952,473

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2025 and December 31, 2024, approximates fair value.

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

The following table details the unfunded loan commitments at March 31, 2025:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,471,023
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	777,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Aptean, Inc.	Revolving Credit Facility	1/30/2031	848,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	224,707
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	1,870,000
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	2,110,000
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	429,459
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	738,712
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	843,398
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	2,499,090
Cytracom, LLC	Revolving Credit Facility	6/28/2027	2,037,413
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	3,329,487
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
DPT Management, LLC	Revolving Credit Facility	12/18/2027	3,341,514
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	7,062,597
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,026,144
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	2,950,152
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
FirmaPak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	4,916,543

At March 31, 2025 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
FirmaPak Intermediary LLC	Revolving Credit Facility	2/4/2031	$2,458,272
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	216,837
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,954,982
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	537,197
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	641,689
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	3,260,000
LACO Industries, LLC	Revolving Credit Facility	7/2/2030	1,115,365
Luminii LLC	Delayed Draw Term Loan	3/21/2030	9,574,107
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	805,078
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	4,533,323
MoboTrex, LLC	Delayed Draw Term Loan	6/7/2030	5,782,650
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,619,900
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,668,898
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,150,956
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/31/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/31/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	5,796,599
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	690,591
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,007,098
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,500,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	2,819,971
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	2,370,476
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	600,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	11,289,685
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	6,859,706
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	4,743,414
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	7,963,640
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	361,899
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	4,530,979
RxStrategies, Inc.	Revolving Credit Facility	8/12/2030	2,500,000

At March 31, 2025 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	$6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,505,429
Savor Acquisition Inc	Delayed Draw Term Loan	2/4/2032	40,517
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	8,859,724
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,802,138
SHF Holdings, Inc	Revolving Credit Facility	1/22/2030	4,749,197
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	4,766,300
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	4,717,634
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	3,443,873
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	9,232,391
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
TIGHITCO, Inc	Revolving Credit Facility	2/28/2030	2,700,780
USALCO, LLC	Delayed Draw Term Loan	9/30/2031	61,648
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	16,900,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	6,503,447
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$348,903,724

The following table details the unfunded loan commitments at December 31, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	3,312,747
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	777,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	144,071
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	397,376
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	429,459
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	961,081
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	3,667,343
Cytracom, LLC	Revolving Credit Facility	6/28/2027	2,037,413
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,378,205
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
DPT Management, LLC	Revolving Credit Facility	12/18/2027	3,341,514
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	7,825,592
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,206,687
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	446,429
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,163,265
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	7,648,189
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	3,476,450
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	537,197
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	2,275,078
LACO Industries, LLC	Revolving Credit Facility	7/2/2030	1,487,153
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	805,078
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	2,605,773
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,518,656
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,668,898
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251

At December 31, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Expiration Date	Unfunded Commitment ($)
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/31/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/31/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	5,796,599
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	3,260,000
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	431,619
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,810,076
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,500,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	3,638,672
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	600,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	11,289,685
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	6,859,706
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	5,108,292
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	8,485,846
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	361,899
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	4,530,979
RxStrategies, Inc.	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,505,429
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	26,922,573
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,802,138
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	7,332,769
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	519,188
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	9,836,331
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USALCO, LLC	Delayed Draw Term Loan	9/30/2031	61,648
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	2,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			321,729,627

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Fund’s asset coverage was 209% and 227%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2025 and 2024 were $676.4 million and $198.3 million, respectively, and 6.52% and 7.31%, respectively. The Fund’s weighted average interest rate paid as of March 31, 2025 and December 31, 2024 was 6.46% and 6.59%, respectively.

The Fund’s outstanding borrowings at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$426,062,993	$426,062,993
BSPV Facility	400,000,000	258,000,000	258,000,000
CSPV Facility	250,000,000	154,000,000	154,000,000
Total	$1,150,000,000	$838,062,993	$838,062,993

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855
BSPV Facility	250,000,000	172,000,000	172,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855

For the three months ended March 31, 2025 and 2024 the components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$11,140,037	$3,499,728
Facility unused fees	103,059	253,697
Amortization of deferred financing costs	500,506	245,931
Total Interest Expense	$11,743,602	$3,999,356

Revolving Credit Facilities

JPMorgan Lending Facility

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

The initial principal commitment amount of the JPMorgan Lending Facility was $460.0 million. On June 13, 2024, the Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $500 million. The principal commitment amount is subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1.0 billion, subject to the satisfaction of certain conditions.

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

The JPMorgan Lending Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $60.0 million limit for swingline loans.

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

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2025 and December 31, 2024, the Fund had borrowings of CAD 10.2 million (USD $7.1 million) and CAD 10.2 million (USD $7.1 million), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the three months ended March 31, 2025 and 2024, approximately $0.01 million and $0.3 million, respectively, of change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation in the Fund’s consolidated statements of operations.

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

The initial principal commitment amount under the BSPV Facility was $250.0 million. On February 21, 2025, the Fund entered into the First Amendment to the BSPV facility (the “First Amendment”), which provided for an increase in the principal commitment amount to $400.0 million. The principal commitment amount is subject to availability under the borrowing base, which is based on the BSPV’s portfolio investments and outstanding indebtedness, subject to the satisfaction of certain conditions. Proceeds from borrowings under the credit facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted. The Fund can draw on the BSPV Facility until May 2, 2027, and the facility will mature on May 2, 2029. During the period from May 3, 2027 to May 2, 2029, the Fund will be obligated to make equal monthly payments such that the final monthly payment renders the loan fully paid.

Advances under the BSPV Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.55% per annum prior to May 2, 2027 and 3.05% per annum on and after May 2, 2027. The First Amendment provided for the decrease to the applicable margin from 2.55% per annum to 2.35% per annum prior to Mary 2, 2027 and from 3.05% per annum to 2.85% per annum on and after May 2, 2027. The BSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the BSPV Facility.

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

The principal commitment amount under the CSPV Facility is $250.0 million, subject to availability under the borrowing base, which is based on the CSPV’s portfolio investments and outstanding indebtedness, subject to the satisfaction of certain conditions. Proceeds from borrowings under the credit facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted. The Fund can draw on the CSPV Facility until December 12, 2027, and the facility will mature on December 12, 2029. During the period from December 12, 2027 to December 12, 2029, the Fund will be obligated to make equal monthly payments such that the final monthly payment renders the loan fully paid.

Advances under the CSPV Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.30% per annum prior to December 12, 2027 and 2.80% per annum on and after December 12, 2027. The CSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the CSPV Facility.

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

On March 13, 2023, the Fund satisfied the minimum offering requirement for the Offering and the Fund’s Board authorized the release of proceeds from escrow. On such date, the Fund issued and sold 4,084,292 Class I Common Shares, and the escrow agent released net proceeds of $102.1 million as payment for such shares, of which $32.0 million was from an affiliate of the Adviser. Under the Fund’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	5,279,518	$136,018,243
Share transfers between classes	—	—
Distributions reinvested	551,152	14,201,500
Share repurchases	(208,686)	(5,330,021)
Early repurchase deduction	—	3,946
Net increase (decrease)	5,621,984	$144,893,668
CLASS S
Subscriptions	21,832	562,944
Share transfers between classes	—	—
Distributions reinvested	604	15,553
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	22,436	$578,497
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	14	347
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	14	$347
Total net increase (decrease)	5,644,434	$145,472,512

The following table summarizes transactions in Common Shares during the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Shares	Amount
CLASS I
Subscriptions	3,278,204	$84,742,639
Share transfers between classes	—	—
Distributions reinvested	245,528	6,347,253
Share repurchases	(22,576)	(581,974)
Early repurchase deduction	—	4,550
Net increase (decrease)	3,501,156	$90,512,468
CLASS S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	237
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$237
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	253
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$253
Total net increase (decrease)	3,501,174	$90,512,958

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the three months ended March 31, 2025 and 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the three months ended March 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
			$0.6525	$22,219,332

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
			$0.5978	$38,183

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
			$0.6363	$283

The following tables summarize the Fund’s distributions declared and payable for the three months ended March 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
			$0.6525	$11,799,514

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
			$0.5975	$240

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
			$0.6363	$255

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

Character of Distributions

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the three months ended March 31, 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.65	$22,219,332	$0.60	$38,183	$0.64	$283
Net realized gains (losses)	—	—	—	—	—	—
Total	$0.65	$22,219,332	$0.60	$38,183	$0.64	$283

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the three months ended March 31, 2024.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.65	$11,799,514	$0.60	$240	$0.64	$255
Net realized gains (losses)	—	—	—	—	—	—
Total	$0.65	$11,799,514	$0.60	$240	$0.64	$255

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
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

Note 9. Financial Highlights

The financial highlights for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025
	Class I	Class S	Class D
Per Share Data
Net asset value, beginning of period	$25.75	$25.75	$25.75
Net investment income (loss) A	0.67	0.62	0.66
Net realized and change in unrealized gain (loss) A	(0.23)	(0.25)	(0.23)
Net increase (decrease) in net assets resulting from operations	0.44	0.37	0.43
Distributions	(0.65)	(0.60)	(0.64)
Net asset value, end of period	$25.54	$25.52	$25.54
Total return B	1.72%	1.42%	1.65%
Ratios:
Net investment income (loss) to average net assets D	11.45%	10.60%	11.20%
Expenses to average net assets, gross C,D	7.89%	8.75%	8.14%
Expenses to average net assets, net of waivers C,D,E	7.71%	8.56%	7.96%
Portfolio turnover rate F	5.92%	5.92%	5.92%
Supplemental Data:
Ratio of expenses to average net assets, net of waivers, excluding income and excise tax expense and interest expense C,D,E	2.27%	3.12%	2.52%
Ratio of expenses to average net assets, net of waivers, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.72%	1.58%	0.98%

	Three Months Ended March 31, 2024
	Class I	Class S	Class D
Per Share Data
Net asset value, beginning of period	$25.81	$25.81	$25.81
Net investment income (loss) A	0.66	0.61	0.64
Net realized and change in unrealized gain (loss) A	(0.04)	(0.04)	(0.03)
Net increase (decrease) in net assets resulting from operations	0.62	0.57	0.61
Distributions	(0.65)	(0.60)	(0.64)
Net asset value, end of period	$25.78	$25.78	$25.78
Total return B	2.41%	2.20%	2.35%
Ratios:
Net investment income (loss) to average net assets D	11.30%	10.45%	11.05%
Expenses to average net assets, gross C,D	5.96%	6.81%	6.21%
Expenses to average net assets, net of waivers C,D,E	5.76%	6.61%	6.01%
Portfolio turnover rate F	0.99%	0.99%	0.99%
Supplemental Data:
Ratio of expenses to average net assets, net of waivers, excluding interest expense C,D,E	2.32%	3.17%	2.57%
Ratio of expenses to average net assets, net of waivers, excluding management and incentive fees and interest expense C,D,E	0.72%	1.57%	0.97%

A. Calculated based on weighted average shares outstanding during the period.

B. Total returns of less than 1 year are not annualized.

C. Expense ratios reflect operating expenses of the Fund. Fees and expenses of any underlying mutual funds or exchange-traded funds (“ETFs”) are not included in the Fund’s expense ratio. The Fund indirectly bears its proportionate share of these expenses.

D. Amounts are annualized except for incentive fees, escrow fees, registration fees, rating service fees and organization expenses, as applicable.

E. Waivers include expense support, management fees waived and income based incentive fees waived, as applicable.

F. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the average fair value of the portfolio securities, excluding short-term securities. Amount does not include the portfolio activity of any underlying mutual funds or ETFs, derivatives or securities that mature within one year from acquisition.

Note 10. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to March 31, 2025, through the date when the financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Fund’s consolidated financial statements except as disclosed below.

JPMorgan Lending Facility Amendment

On April 10, 2025, the Fund entered into Amended and Restated Senior Secured Revolving Credit Agreement among the Fund, as borrower, the lenders party, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, amending and restating JPMorgan Lending Facility (as amended, supplemented and restated, the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement provides for, among other things, (i) an increase in the maximum facility amount from $500 million to approximately $1.1 billion, (ii) an extension of the Commitment Termination Date from March 17, 2027 to April 10, 2029, (iii) an extension of the Maturity Date from March 17, 2028 to April 10, 2030 and (iv) an amendment to the accordion provision to permit increases to a total facility amount of up to approximately $1.7 billion.

Amended and Restated Expense Limitation Agreement

On April 17, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement with the Adviser, effective as of May 1, 2025. The Adviser is obligated to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.70% (on annualized basis) of the Fund’s average net assets. The amendments to the Expense Limitation Agreement narrow the Adviser’s right to recoup reimbursed expenses.

This Expense Limitation Agreement shall continue in force until April 30, 2026. This Expense Limitation Agreement shall renew automatically for successive one-year terms, unless either the Fund or the Adviser determines to terminate it and so notifies the other party.

Maximum Offering Amount Increase

Effective April 21, 2025 the Fund registered an additional $3.0 billion of Common Shares. As a result, the Fund is offering on a continuous basis up to $4.0 billion of Common Shares (the “maximum offering amount”). The Fund offers to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. The purchase price per share for each class of Common Shares equals the NAV per share as of the effective date of the monthly share purchase date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Fund’s future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

As of March 13, 2023 (commencement of operations), FDS voluntarily agreed to waive its right to receive any Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty days’ prior written notice to the Fund. For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions."

On April 17, 2025, the Fund entered into the Expense Limitation Agreement with the Adviser, effective as of May 1, 2025. For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 10. Subsequent Events."

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2025	2024
Investments:
Total investments, beginning of period	$1,363,206,046	$524,521,191
New investments purchased	473,138,292	243,366,074
Payment-in-kind interest capitalized	213,307	—
Net purchases (sales) of short-term securities	8,689,613	(5,598,773)
Net accretion of discount on investments	2,704,983	120,298
Net realized gain (loss) on investments	(37,143)	(667)
Investments sold or repaid	(94,824,706)	(7,128,266)
Total Investments, End of Period	$1,753,090,392	$755,279,857

Number of portfolio companies	120	81
Weighted average yield on debt, at amortized cost(1)	9.71%	11.07%
Weighted average yield on debt, at fair value(2)	9.71%	11.03%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%

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

Our investments consisted of the following:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,620,470,123	$1,620,093,428	92.5%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	15,612,960	12,645,550	0.7%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	300,000	299,985	0.0%	—	—	0.0%
Preferred Securities	3,000,000	2,993,440	0.2%	—	—	0.0%
Equity	10,046,059	11,643,359	0.7%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	18,715,637	18,715,637	1.1%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	84,945,613	84,485,040	4.8%	47,327,982	47,969,881	3.5%
Total	$1,753,090,392	$1,750,876,439	100.0%	$1,363,206,046	$1,369,240,440	100.0%

As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Health Care Services	12.0%	14.5%
Application Software	10.3%	11.3%
Specialized Consumer Services	8.9%	9.5%
Industrial Machinery & Supplies & Components	6.1%	8.0%
Mutual Funds	5.9%	4.2%
Diversified Support Services	5.7%	6.6%
Aerospace & Defense	5.6%	1.8%
Packaged Foods & Meats	5.2%	4.1%
Diversified Financial Services	3.6%	2.0%
Trading Companies & Distributors	3.2%	1.1%
Health Care Technology	3.0%	7.4%
Electrical Components & Equipment	3.0%	0.0%
Air Freight & Logistics	2.6%	1.1%
Environmental & Facilities Services	2.2%	3.0%
Health Care Supplies	2.1%	0.6%
Health Care Facilities	2.0%	2.5%
Research & Consulting Services	1.9%	2.4%
Life Sciences Tools & Services	1.6%	2.0%
Electronic Manufacturing Services	1.4%	1.8%
Soft Drinks & Non-Alcoholic Beverages	1.2%	1.0%
Data Processing & Outsourced Services	1.1%	1.4%
Specialized Finance	1.0%	1.3%
Commodity Chemicals	0.9%	0.6%
Paper & Plastic Packaging Products & Materials	0.8%	2.1%
Property & Casualty Insurance	0.7%	0.9%
Pharmaceuticals	0.6%	0.7%
Building Products	0.6%	0.7%
Advertising	0.6%	0.7%
Transaction & Payment Processing Services	0.5%	0.7%
Electronic Components	0.5%	0.6%
Internet Services & Infrastructure	0.5%	0.4%
Oil & Gas Refining & Marketing	0.4%	0.5%
Office Services & Supplies	0.4%	0.5%
Oil & Gas Storage & Transportation	0.4%	0.0%
Independent Power Producers & Energy Traders	0.4%	0.0%
Specialty Chemicals	0.3%	0.7%
Security & Alarm Services	0.3%	0.4%
Home Improvement Retail	0.3%	0.4%
Fertilizers & Agricultural Chemicals	0.3%	0.4%
Diversified Chemicals	0.3%	0.4%
Copper	0.3%	0.4%
Distributors	0.3%	0.0%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Food Retail	0.2%	0.3%
Leisure Facilities	0.2%	0.2%
Insurance Brokers	0.2%	0.2%
Construction Materials	0.1%	0.0%
Broadline Retail	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Health Care Distributors	0.0%	0.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,707,282,193	97.5%	187.0%	$1,325,749,895	96.8%	171.1%
Australia	32,179,916	1.8%	3.5%	32,260,769	2.4%	4.2%
Canada	10,464,633	0.6%	1.1%	10,267,051	0.7%	1.3%
Luxembourg	949,697	0.1%	0.1%	962,725	0.1%	0.1%
Total	$1,750,876,439	100.0%	191.7%	$1,369,240,440	100.0%	176.7%

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

As part of the monitoring process, the Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Adviser rates the credit risk of all debt investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

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

4 – The portfolio investment is performing materially below our underwriting expectations and returns on its investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 – The portfolio investment is performing significantly below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	—	—
2	$1,607,935,103	$1,273,075,748
3	26,074,460	29,103,797
4	2,022,840	—
5	—	—
Total	$1,636,032,403	$1,302,179,545

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended March 31,
	2025	2024
Total investment income	$41,331,409	$19,809,098
Net expenses	18,395,187	7,870,581
Net investment income (loss) before taxes	22,936,222	11,938,517
Provision (benefit) for income and excise taxes	(6,078)	—
Net investment income (loss) after taxes	22,942,300	11,938,517
Net realized gain (loss)	(38,563)	(667)
Net change in unrealized appreciation (depreciation)	(8,332,871)	(833,478)
Net increase (decrease) in net assets resulting from operations	$14,570,866	$11,104,372

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$39,424,416	$18,861,133
Dividend income	1,070,817	838,081
Other income	836,176	109,884
Total Investment Income	$41,331,409	$19,809,098

For the three months ended March 31, 2025, total investment income was $41.3 million, primarily driven by the continued capital deployment and the performance of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.8 billion as of March 31, 2025 and its weighted average yield on debt, at fair value, was 9.71%. For the three months ended March 31, 2024, total investment income was $19.8 million, driven by the Fund’s deployment of capital and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was $761.1 million as of March 31, 2024 and its weighted average yield on debt, at fair value, was 11.03%.

The elevated interest rate environment of 2023 remained for most of 2024 with the Secured Overnight Financing Rate (“SOFR”) remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. Initially, during 2024, spreads in the lower and core middle market, the Fund’s primary area of focus, modestly compressed but then largely stabilized by the end of the year. During the first quarter of fiscal 2025 SOFR remained at approximately 4.30%, compared to approximately 5.40% during the first quarter of fiscal 2024. While interest rates are considered when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$11,743,602	$3,999,356
Management fees	2,747,486	1,460,978
Income based incentive fees	3,160,484	1,677,293
Capital gains incentive fees	(822,417)	(103,902)
Distribution and shareholder servicing fees
Class S	3,498	22
Class D	7	6
Administration fees	709,442	378,201
Custodian fees	6	—
Amortization of deferred offering costs	—	291,680
Board of Trustees’ fees	82,677	48,508
Professional fees	502,636	176,002
Registration fees	459,300	—
Other general and administrative expenses	671,558	397,085
Total Expenses Before Reductions	19,258,279	8,325,229
Expense support	(863,092)	(454,648)
Net Expenses	18,395,187	7,870,581
Provision (benefit) for income and excise taxes	(6,078)	—
Net Expenses Including Taxes	$18,389,109	$7,870,581

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three months ended March 31, 2025 and 2024, was $11.7 million and $4.0 million, respectively. The increase in interest expense was primarily driven by greater borrowings under the Fund’s credit facilities as the Fund continues to grow the portfolio. The average principal balance outstanding increased from $198.3 million for the three months ended March 31, 2024 to $676.4 million for the three months ended March 31, 2025.

Management Fees

For the three months ended March 31, 2025 and 2024, management fees were $2.7 million and $1.5 million, respectively. The increase in management fees was due to an increase in the average daily net assets, compared to the three months ended March 31, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the three months ended March 31, 2025 and 2024, income based incentive fees were $3.2 million and $1.7 million, respectively. The increase in income based incentive fees was due to growth of the Fund’s income, attributed to continued capital deployment and the performance of the Fund’s investment portfolio, compared to the three months ended March 31, 2024.

Capital Gains Incentive Fees

For the three months ended March 31, 2025 and 2024, the Fund recognized reductions in accrued capital gains incentive fees of $0.8 million and $0.1 million respectively, attributable to net realized and change in unrealized losses of $8.4 million and net realized losses of $0.8 million, respectively, none of which is payable under the Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $2.4 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. Total other expenses were primarily composed of administration fees, other general and administrative expenses, professional fees, registration fees, Board of Trustees’ fees and the amortization of the Fund’s offering costs. Increases in expenses were primarily driven by the larger portfolio and associated costs with managing the Fund, partially offset by a decrease in the amortization of the Fund’s offering costs.

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

As of March 31, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.3 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities in the consolidated statements of assets and liabilities.

For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of benefit for taxes related to income of a nominal amount, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.1 million. The Fund did not incur an excise tax for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Fund did not recognize any provisions for taxes, including excise taxes.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$(310,141)	$(667)
Net realized gain (loss) on non-controlled / affiliate investments	272,998	—
Net realized gain (loss) on foreign currency transactions	(1,420)	—
Net Realized Gain (Loss)	$(38,563)	$(667)

For the three months ended March 31, 2025, the Fund generated net realized loss of approximately $0.04 million from the sale of investments. For the three months ended March 31, 2024, the Fund generated a nominal net realized loss on investments, as shown above, from the sale of one investment. However this net realized loss was offset by income earned.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(7,145,875)	$(1,202,750)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(1,102,472)	28,572
Net change in unrealized appreciation (depreciation) on foreign currency translation	9,158	340,700
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(93,682)	—
Net change in unrealized appreciation (depreciation)	$(8,332,871)	$(833,478)

For the three months ended March 31, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) primarily due to market volatility driving spread widening and the performance of a small sub-set of underlying assets. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further decreased the net change in unrealized appreciation (depreciation) for the year. For the three months ended March 31, 2024, the fair value of the Fund’s debt investments decreased slightly due to the performance of a small sub-set of underlying assets.

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

As of March 31, 2025 and December 31, 2024, the Fund had three revolving credit facilities outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 and December 31, 2024, the Fund had $838.1 million and $611.1 million of debt outstanding under its revolving credit facilities, respectively. As of March 31, 2025 and December 31, 2024 and the Fund’s asset coverage ratio was 209% and 227%, respectively.

Cash as of March 31, 2025, taken together with the Fund’s $311.9 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

Although the Fund has attractive financing arrangements, any disruption in the financial markets or any other negative economic development could restrict its access to incremental financing in the future. The Fund may not be able to find new financing for future investments or liquidity needs and, even if the Fund is able to obtain such financing, such financing may not be on as favorable terms as the Fund could have obtained previously. These factors may limit the Fund’s ability to make new investments and adversely impact its results of operations.

As of March 31, 2025, the Fund had $12.7 million in cash and $0.1 million in foreign cash. During the three months ended March 31, 2025, cash used in operating activities was $350.9 million primarily as a result of funding new investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $345.3 million during the period primarily as a result of net borrowings and new share issuances, partially offset by repayment of borrowings, distributions to shareholders and share repurchases.

As of March 31, 2024 the Fund had $2.3 million in cash and $0.7 million in foreign cash. During the three months ended March 31, 2024, cash used in operating activities was $241.9 million, primarily as a result of funding portfolio investments. Cash provided by financing activities was $243.4 million during the period, primarily as a result of new share issuances and net borrowings under the Fund’s credit facility.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	5,279,518	$136,018,243
Share transfers between classes	—	—
Distributions reinvested	551,152	14,201,500
Share repurchases	(208,686)	(5,330,021)
Early repurchase deduction	—	3,946
Net increase (decrease)	5,621,984	$144,893,668
CLASS S
Subscriptions	21,832	562,944
Share transfers between classes	—	—
Distributions reinvested	604	15,553
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	22,436	$578,497
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	14	347
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	14	$347
Total net increase (decrease)	5,644,434	$145,472,512

The following table summarizes transactions in Common Shares during the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Shares	Amount
CLASS I
Subscriptions	3,278,204	$84,742,639
Share transfers between classes	—	—
Distributions reinvested	245,528	6,347,253
Share repurchases	(22,576)	(581,974)
Early repurchase deduction	—	4,550
Net increase (decrease)	3,501,156	$90,512,468
CLASS S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	237
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$237
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	9	253
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	9	$253
Total net increase (decrease)	3,501,174	$90,512,958

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the three months ended March 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
			$0.6525	$22,219,332

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
			$0.5978	$38,183

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
			$0.6363	$283

The following table summarizes the Fund’s distributions declared and payable for the three months ended March 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
			$0.6525	$11,799,514

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
			$0.5975	$240

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
			$0.6363	$255

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

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the three months ended March 31, 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.65	$22,219,332	$0.60	$38,183	$0.64	$283
Net realized gains (losses)	—	—	—	—	—	—
Total	$0.65	$22,219,332	$0.60	$38,183	$0.64	$283

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Fund declared on its Common Shares during the three months ended March 31, 2024.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.65	$11,799,514	$0.60	$240	$0.64	$255
Net realized gains (losses)	—	—	—	—	—	—
Total	$0.65	$11,799,514	$0.60	$240	$0.64	$255

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2025 and 2024 were $676.4 million and $198.3 million, respectively, and 6.52% and 7.31%, respectively. The Fund’s weighted average interest rate paid as of March 31, 2025 and December 31, 2024 was 6.46% and 6.59%, respectively. The Fund’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$426,062,993	$426,062,993
BSPV Facility	400,000,000	258,000,000	258,000,000
CSPV Facility	250,000,000	154,000,000	154,000,000
Total	$1,150,000,000	$838,062,993	$838,062,993

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855
BSPV Facility	250,000,000	172,000,000	172,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855

For additional information on the Fund’s borrowings, refer to “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $348.9 million and $321.7 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of March 31, 2025, management is not aware of any pending or threatened material litigation.

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

As of March 31, 2025, 100.0% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statement of assets and liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$50,078,139	$25,141,890	$24,936,249
Up 200 basis points	33,385,426	16,761,260	16,624,166
Up 100 basis points	16,692,713	8,380,630	8,312,083
Down 100 basis points	(16,692,713)	(8,380,630)	(8,312,083)
Down 200 basis points	(33,354,734)	(16,761,260)	(16,593,474)
Down 300 basis points	(49,821,764)	(25,141,890)	(24,679,874)

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act of 1934, as amended, the Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025, as well as the risk factors set forth in our registration statement on Form N-2, filed with the SEC on April 18, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The following table presents the share repurchases completed for the three months ended March 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 8. Net Assets.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Declaration of Trust of the Registrant.(1)
3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.(1)
3.3	Third Amended and Restated Bylaws of the Registrant.(1)
10.1

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 10, 2025, by and among Fidelity Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.(2)

10.2	Amended and Restated Expense Limitation Agreement.(3)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed as an Exhibit to the Fund’s Form 10-K (File No. 814-01571), filed on March 22, 2023.
(2)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on April 16, 2025.
(3)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on April 21, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: May 13, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: May 13, 2025	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909884.102

BDC-10Q1-0525