Form 10-Q
period 2025-06-30
Fidelity Private Credit Fund
filed 2025-08-14
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 7, 2025 was 42,883,682, 83,144 and 464 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,789,018,240 and $1,315,878,064 as of June 30, 2025 and December 31, 2024, respectively)	$1,784,783,285	$1,321,270,559
Non-controlled / affiliate investments (amortized cost $88,497,215 and $47,327,982 as of June 30, 2025 and December 31, 2024, respectively)	88,107,511	47,969,881
Cash	27,341,137	18,260,082
Foreign cash (cost $238,956 and $80,238 as of June 30, 2025 and December 31, 2024 respectively)	241,532	78,147
Segregated cash with brokers for derivative instruments	4,453,434	—
Receivable for daily variation margin on centrally cleared swaps	272,068	—
Deferred financing costs	14,128,166	6,643,073
Receivables from sales and paydowns of investments	8,610,003	5,451,608
Interest receivable	22,249,165	17,605,385
Dividend receivable	673,375	344,043
Prepaid expenses and other assets	36,295	100,776
Total Assets	$1,950,895,971	$1,417,723,554
Liabilities
Debt (net of unamortized debt issuance costs $2,541,336 and $0 as of June 30, 2025 and December 31, 2024, respectively)	878,892,481	611,070,855
Payable for purchases of investments	947,702	3,960,000
Payable for capital shares repurchased	5,340,180	5,590,585
Distributions payable	8,946,937	11,207,148
Deferred revenue	406,402	—
Interest payable	10,218,148	5,229,723
Management fee payable	1,089,864	818,848
Income based incentive fee payable	3,378,909	2,805,856
Capital gains incentive fee payable	—	822,417
Due to affiliates, net	91,865	201,579
Other accounts payable and accrued liabilities	1,498,090	921,862
Total Liabilities	$910,810,578	$642,628,873
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 40,931,723 and 30,097,549 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	409,317	300,975
Paid-in-capital in excess of par value	1,045,894,995	768,540,291
Total distributable earnings (loss)	(6,218,919)	6,253,415
Total Net Assets	$1,040,085,393	$775,094,681
Total Liabilities and Net Assets	$1,950,895,971	$1,417,723,554

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	June 30, 2025	December 31, 2024
	(unaudited)
Class I Shares
Net assets	$1,038,070,915	$773,886,854
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	40,852,382	30,050,646
Net asset value per share	$25.41	$25.75

Class S Shares
Net assets	$2,002,789	$1,196,615
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	78,881	46,468
Net asset value per share	$25.39	$25.75

Class D Shares
Net assets	$11,689	$11,212
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	460	435
Net asset value per share(1)	$25.41	$25.75
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
From non-controlled / non-affiliate investments
Interest income	$46,246,472	$24,827,760	$85,670,888	$43,688,893
Dividend income	169,545	197,233	393,523	439,724
Other income	406,461	253,696	1,242,637	363,580
From non-controlled / affiliate investments
Dividend income	1,857,450	615,540	2,704,289	1,211,130
Total Investment Income	48,679,928	25,894,229	90,011,337	45,703,327
Expenses
Interest expense	16,170,072	6,065,248	27,913,674	10,064,604
Management fees	3,146,157	1,749,476	5,893,643	3,210,454
Income based incentive fees	3,378,908	2,108,026	6,539,392	3,785,319
Capital gains incentive fees	—	122,376	(822,417)	18,474
Distribution and shareholder servicing fees
Class S	4,075	56	7,573	78
Class D	7	7	14	13
Administration fees	813,807	453,724	1,523,249	831,925
Amortization of deferred offering costs	—	—	—	291,680
Board of Trustees’ fees	118,148	54,038	200,825	102,546
Professional fees	1,073,535	200,042	1,576,171	376,044
Registration fees	—	—	459,300	—
Other general and administrative expenses	501,534	415,509	1,173,098	812,594
Total Expenses Before Reductions	25,206,243	11,168,502	44,464,522	19,493,731
Expense support	(701,601)	(136,913)	(1,564,693)	(591,561)
Net Expenses	24,504,642	11,031,589	42,899,829	18,902,170
Net Investment Income (Loss) Before Taxes	24,175,286	14,862,640	47,111,508	26,801,157
Net change in provision (benefit) for income and excise taxes	118,307	—	112,229	—
Net Investment Income (Loss) After Taxes	24,056,979	14,862,640	46,999,279	26,801,157
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(1,760,643)	(1,027,112)	(2,070,784)	(1,027,779)
Net realized gain (loss) on non-controlled / affiliate investments	(84,675)	—	188,323	—
Net realized gain (loss) on swaps	(10,059)	—	(10,059)	—
Net realized gain (loss) on foreign currency transactions	(69,249)	573,792	(70,669)	573,792
Net realized gain (loss)	(1,924,626)	(453,320)	(1,963,189)	(453,987)
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(2,481,575)	1,973,455	(9,627,450)	770,705
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	70,869	(178,332)	(1,031,603)	(149,760)
Net change in unrealized appreciation (depreciation) on swaps	1,697,905	—	1,697,905	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(317,985)	(366,537)	(308,827)	(25,837)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(41,634)	(298,615)	(135,316)	(298,615)
Net change in unrealized appreciation (depreciation)	(1,072,420)	1,129,971	(9,405,291)	296,493
Net Realized and Change in Unrealized Gains (Losses)	(2,997,046)	676,651	(11,368,480)	(157,494)
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,059,933	$15,539,291	$35,630,799	$26,643,663

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$24,056,979	$14,862,640	$46,999,279	$26,801,157
Net realized gain (loss)	(1,924,626)	(453,320)	(1,963,189)	(453,987)
Net change in unrealized appreciation (depreciation)	(1,072,420)	1,129,971	(9,405,291)	296,493
Net increase (decrease) in net assets resulting from operations	21,059,933	15,539,291	35,630,799	26,643,663
Distributions to Common Shareholders:
Class I	(25,799,834)	(14,137,117)	(48,019,166)	(25,936,631)
Class S	(45,210)	(617)	(83,393)	(857)
Class D	(291)	(262)	(574)	(517)
Net decrease in net assets resulting from distributions	(25,845,335)	(14,137,996)	(48,103,133)	(25,938,005)
Share Transactions:
Class I:
Proceeds from shares sold	124,500,923	88,659,304	260,519,166	173,401,943
Distributions reinvested	13,380,981	7,722,148	27,582,481	14,069,401
Repurchased shares, net of early repurchase deduction	(6,143,661)	(6,918,357)	(11,469,736)	(7,495,781)
Net increase (decrease) in net assets from share transactions	131,738,243	89,463,095	276,631,911	179,975,563
Class S:
Proceeds from shares sold	237,639	48,250	800,583	48,250
Distributions reinvested	14,364	243	29,917	480
Net increase (decrease) in net assets from share transactions	252,003	48,493	830,500	48,730
Class D:
Proceeds from shares sold	—	—	—	—
Distributions reinvested	288	259	635	512
Net increase (decrease) in net assets from share transactions	288	259	635	512
Total increase (decrease) in net assets	127,205,132	90,913,142	264,990,712	180,730,463
Net assets, beginning of period	912,880,261	495,604,649	775,094,681	405,787,328
Net Assets, End of Period	$1,040,085,393	$586,517,791	$1,040,085,393	$586,517,791

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$35,630,799	$26,643,663
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(746,905,463)	(518,909,504)
Proceeds from sales of investments and principal repayments	240,389,929	118,997,082
Net realized (gain) loss on investments	1,882,461	1,027,779
Net realized (gain) loss on foreign currency transactions	70,669	(573,792)
Net proceeds (payments) from sales (purchases) of short-term securities	(4,779,023)	15,208,974
Net change in unrealized (appreciation) depreciation on investments	10,659,053	(620,945)
Net change in unrealized (appreciation) depreciation on foreign currency translation	308,827	25,837
Payment-in-kind interest capitalized	(442,454)	—
Net accretion of discount and amortization of premium	(4,455,200)	(1,277,144)
Amortization of deferred financing and debt issuance costs	1,320,763	551,839
Amortization of deferred offering costs	—	291,680
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(3,158,395)	(1,478,491)
(Increase) decrease in receivable for daily variation margin on centrally cleared swaps	(272,068)	—
(Increase) decrease in interest receivable	(4,643,780)	(5,763,010)
(Increase) decrease in dividend receivable	(329,332)	(12,065)
(Increase) decrease in due from affiliates, net	—	561,250
(Increase) decrease in prepaid expenses and other assets	64,481	20,453
Increase (decrease) in payable for purchases of investments	(3,012,298)	(16,476,014)
Increase (decrease) in deferred revenue	406,402	—
Increase (decrease) in interest payable	4,988,425	1,254,270
Increase (decrease) in income based incentive fee payable	573,053	2,108,026
Increase (decrease) in capital gains incentive fee payable	(822,417)	18,474
Increase (decrease) in excise tax payable	—	(66,312)
Increase (decrease) in management fee payable	271,016	1,198,148
Increase (decrease) in due to affiliates, net	(109,714)	360,526
Increase (decrease) in other accounts payable and accrued liabilities	287,777	402,600
Net Cash Provided by (Used in) Operating Activities	(472,076,489)	(376,506,676)
Cash Flows from Financing Activities:
Payment of deferred financing and debt issuance costs	(11,058,741)	(3,639,878)
Proceeds from issuance of Common Shares	261,319,749	173,450,193
Repurchased shares, net of early repurchase deduction paid	(11,720,141)	(602,475)
Capital distributions	(22,750,311)	(10,255,322)
Proceeds from borrowings	759,992,138	300,000,000
Repayment of borrowings	(490,029,646)	(40,294,309)
Net Cash Provided by (Used in) Financing Activities	485,753,048	418,658,209

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2025	2024
Net increase (decrease) in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments	13,676,559	42,151,533
Effect of foreign currency exchange rates changes	21,315	(6,195)
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, beginning of the period	18,338,229	1,436,609
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, End of the Period	$32,036,103	$43,581,947
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$27,613,033	$14,070,393
Reinvestment of distributions	$(27,613,033)	$(14,070,393)
Non-cash purchases of payment-in-kind securities	$442,454	$—
Non-cash interest income from payment-in-kind securities	$(442,454)	$—
Cash paid for state and federal taxes	$337,100	$66,312
Cash paid for interest expense	$21,604,486	$8,258,495
The amounts included in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments include the following:
Cash	$27,341,137	$43,581,947
Foreign cash	241,532	—
Segregated cash with brokers for derivative instruments	4,453,434	—
Total Cash, Foreign cash, and Segregated cash with brokers for derivative instruments shown in the consolidated statements of cash flows	$32,036,103	$43,581,947

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.80%	4/25/2029	8,052,871	$7,919,784	$8,004,554
MMGY Global LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/25/2029	-	(32,157)	(12,266)
MMGY Global LLC (j)(m)(o)	Term Loan	SOFR	+	5.50%	9.80%	4/26/2029	3,212,524	3,167,027	3,193,249
								11,054,654	11,185,537	1.08%
Aerospace & Defense
Cadence - Southwick, Inc. (j)(m)(o)	Term Loan	SOFR	+	5.00%	9.36%	5/3/2029	7,064,348	6,914,066	7,036,091
Cadence - Southwick, Inc. (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.41%	5/3/2028	804,170	781,277	797,109
Cadence - Southwick, Inc. (j)(n)	Term Loan	SOFR	+	5.00%	9.37%	5/3/2029	1,314,521	1,294,399	1,309,263
Keel Platform LLC (f)(k)(m)(p)	Delayed Draw Term Loan		-		-	1/19/2031	-	(28,102)	-
Keel Platform LLC (k)(m)(n)(o)(p)	Term Loan	SOFR	+	4.75%	9.05%	1/19/2031	14,601,365	14,403,250	14,557,561
Tex-Tech Industries Inc (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.31%	1/13/2031	21,176,282	20,984,070	20,943,343
Tex-Tech Industries Inc (f)(k)(m)	Delayed Draw Term Loan		-		-	1/13/2031	-	(21,756)	(28,306)
Tex-Tech Industries Inc (f)(k)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	1/13/2031	1,273,761	1,239,255	1,232,246
Tighitco Inc (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.25%	2/28/2030	35,920,372	35,400,871	35,381,566
Tighitco Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.00%	10.18%	2/28/2030	2,250,650	2,187,500	2,183,131
								83,154,830	83,412,004	8.03%
Air Freight & Logistics
Dynamic Connections, Ltd (j)(m)(p)	Term Loan	SOFR	+	5.50%	9.83%	11/27/2030	3,091,220	3,049,389	3,020,122
Dynamic Connections, Ltd (j)(m)(t)(p)	Term Loan	CORRA	+	5.50%	8.49%	11/27/2030	10,097,986	7,103,652	7,259,723
Dynamic Connections, Ltd (f)(j)(m)(p)	Delayed Draw Term Loan		-		-	11/27/2030	-	(91,317)	(155,338)
Dynamic Connections, Ltd (f)(j)(m)(p)	Revolving Credit Facility	SOFR	+	5.50%	9.83%	11/27/2030	225,127	194,686	173,348
Pla Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.50%	10.76%	11/22/2029	28,963,832	28,457,943	28,094,917
Pla Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	11/22/2029	-	(32,015)	(54,580)
Pla Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.50%	10.83%	11/22/2029	909,668	845,655	800,508
R1 Holdings, LLC (j)(n)	Term Loan	SOFR	+	6.25%	10.49%	12/29/2028	5,285,042	5,148,770	5,285,042
STG DISTRIBUTION LLC (i)(m)(p)	Term Loan	SOFR	+	8.25% (7.25% PIK)	12.67%	10/3/2029	4,171,563	3,980,745	4,171,563

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
STG DISTRIBUTION LLC (i)(m)(p)	Term Loan	SOFR	+	7.50% (6.50% PIK)	11.92%	10/3/2029	9,007,469	$9,007,469	$5,170,287
								57,664,977	53,765,592	5.18%
Application Software
ACP Avenu Midco LLC (j)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.05%	10/2/2029	16,929,687	16,571,706	16,794,250
ACP Avenu Midco LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/2/2029	-	(53,544)	(36,358)
ACP Avenu Midco LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	4.75%	9.05%	10/2/2029	9,274,381	9,091,534	9,200,186
ACP Avenu Midco LLC (j)(o)	Term Loan	SOFR	+	4.75%	9.02%	10/2/2029	11,971,232	11,855,943	11,875,462
ACP Avenu Midco LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	10/2/2029	-	(48,416)	(30,384)
ACP Falcon Buyer Inc (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.80%	8/1/2029	20,905,202	20,432,057	20,905,202
ACP Falcon Buyer Inc (f)(j)(m)	Revolving Credit Facility		-		-	8/1/2029	-	(20,612)	-
Alegeus Technologies Holdings Corp (j)(m)(n)(o)	Term Loan	SOFR	+	6.75%	11.03%	11/5/2029	32,622,437	31,912,801	32,328,835
Aptean Inc (k)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.08%	1/30/2031	12,022,832	11,938,255	11,866,535
Aptean Inc (f)(k)(m)	Revolving Credit Facility		-		-	1/30/2031	-	(6,371)	(11,027)
Aptean Inc (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	4.75%	9.06%	1/30/2031	11,220	7,480	(849)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (j)(n)	Term Loan	SOFR	+	5.00%	9.27%	12/9/2029	5,099,697	4,940,628	5,074,199
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (j)(m)	Term Loan	SOFR	+	5.00%	9.27%	12/9/2029	26,999,364	26,565,981	26,864,367
Cytracom LLC (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.33%	6/28/2027	12,428,217	12,342,676	12,328,791
Cytracom LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.33%	6/28/2027	1,168,252	1,152,107	1,151,409
Cytracom LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/28/2027	-	(13,608)	(16,299)
DH Corporation/Societe DH (j)(m)(p)	Term Loan	SOFR	+	7.25%	11.57%	9/13/2029	251,300	247,490	251,300
Finastra USA Inc (j)(m)(p)	Term Loan	SOFR	+	7.25%	11.43%	9/13/2029	10,760,194	10,609,057	10,760,194
Modena Buyer LLC (h)(m)(p)	Term Loan	SOFR	+	4.50%	8.78%	7/1/2031	4,979,987	4,888,268	4,787,013
Prism Parent CO Inc. (k)(m)	Term Loan	SOFR	+	5.00%	9.32%	9/16/2028	5,055,195	4,948,912	5,068,190
Routeware, Inc (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.56%	9/18/2031	18,277,206	18,115,625	18,112,711
Routeware, Inc (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.57%	9/18/2031	522,206	482,262	485,651
Routeware, Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.57%	9/18/2031	391,654	374,255	374,030
User Zoom Technologies, Inc (j)(m)	Term Loan	SOFR	+	7.50%	11.78%	4/5/2029	10,000,000	9,745,680	9,940,000
								196,080,166	198,073,408	19.05%
Building Products
Oscar Acquisitionco LLC (h)(l)(m)(p)	Term Loan	SOFR	+	4.25%	8.55%	4/29/2029	4,924,051	4,922,108	4,522,938

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Tgnl Purchaser LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.32%	6/25/2031	31,802,991	$31,405,941	$31,405,454
Tgnl Purchaser LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	6/25/2031	636,060	556,748	556,552
								36,884,797	36,484,944	3.50%
Construction & Engineering
BPCP Craftsman Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	4/9/2030	12,043,136	11,869,455	11,862,489
BPCP Craftsman Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	4/9/2030	-	(113,729)	(119,108)
BPCP Craftsman Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	4/9/2030	529,369	453,531	449,963
								12,209,257	12,193,344	1.17%
Copper
Copperweld Group, Inc. (j)(n)(o)	Term Loan	SOFR	+	6.00%	10.56%	3/31/2026	6,129,951	6,066,504	6,129,951
								6,066,504	6,129,951	0.59%
Data Processing & Outsourced Services
Vrc Companies LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.82%	6/29/2027	19,836,111	19,659,371	19,717,094
								19,659,371	19,717,094	1.90%
Distributors
Gloves Buyer Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.00%	8.32%	5/24/2032	6,000,000	5,989,068	5,872,500
								5,989,068	5,872,500	0.56%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.29%	11/1/2030	16,993,408	16,804,153	16,789,487
Benefit Plan Administrators of Eau Claire, LLC (f)(k)(m)	Revolving Credit Facility		-		-	11/1/2030	-	(31,656)	(34,158)
Benefit Plan Administrators of Eau Claire, LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	11/1/2030	-	(52,740)	(54,557)
Benefit Plan Administrators of Eau Claire, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.29%	11/1/2030	19,673,055	19,442,025	19,436,978
Cub Financing Intermediate, LLC (l)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.05%	6/28/2030	11,706,893	11,606,512	11,683,479
Cub Financing Intermediate, LLC (f)(l)(m)	Delayed Draw Term Loan		-		-	6/28/2030	-	(22,665)	-
								47,745,629	47,821,229	4.59%
Diversified Support Services
American Trailer Rental Group, LLC (j)(m)	Term Loan	SOFR	+	5.75%	10.20%	6/1/2027	14,718,047	14,483,757	13,893,836
American Trailer Rental Group, LLC (j)(n)	Term Loan	SOFR	+	5.75%	10.20%	6/1/2027	4,918,563	4,849,647	4,643,123
Brand Industrial Services Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.50%	8.78%	8/1/2030	4,925,125	5,880,478	4,931,724
Eversmith Brands Intermediate Holding Company (j)(m)(n)	Term Loan	SOFR	+	5.00%	9.28%	6/17/2030	4,571,453	4,512,936	4,539,453
Eversmith Brands Intermediate Holding Company (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.26%	6/17/2030	255,894	234,345	254,102
Eversmith Brands Intermediate Holding Company (f)(j)(m)	Revolving Credit Facility		-		-	6/17/2030	-	(11,174)	(6,285)
Identiti Resources LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	11/1/2029	18,609,783	18,366,110	18,442,295
Identiti Resources LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.33%	11/1/2029	7,629,069	7,529,727	7,560,407

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Identiti Resources LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.33%	11/1/2029	173,823	$128,564	$142,534
Mri Acquisitions, Inc (j)(m)	Term Loan	SOFR	+	6.25%	10.70%	12/30/2025	5,416,440	5,384,009	5,069,788
National Power, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	10/31/2029	14,185,094	14,062,838	14,156,724
National Power, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	10/31/2029	-	(67,053)	(15,485)
National Power, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/31/2029	-	(33,542)	(7,743)
Perimeter Solutions Group, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	4.50%	8.80%	10/2/2030	19,972,471	19,761,755	19,912,554
Perimeter Solutions Group, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	4.50%	8.80%	10/2/2030	5,477,565	5,390,192	5,461,132
Perimeter Solutions Group, LLC (f)(j)(m)	Revolving Credit Facility		-		-	10/2/2030	-	(27,385)	(7,500)
								100,445,204	98,970,659	9.52%
Electrical Components & Equipment
Luminii LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.30%	3/21/2030	29,128,024	28,708,161	28,691,104
Luminii LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	3/21/2030	-	(136,084)	(143,612)
Luminii LLC (f)(j)(m)	Revolving Credit Facility		-		-	3/21/2030	-	(67,951)	(71,806)
Warshaw Opco LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.75%	10.05%	3/27/2030	23,364,428	23,022,183	23,013,962
Warshaw Opco LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.75%	10.06%	3/27/2030	1,691,954	1,586,225	1,580,919
								53,112,534	53,070,567	5.10%
Electronic Components
Eds Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.75%	10.05%	1/10/2029	8,285,254	8,157,307	8,285,254
Eds Buyer, LLC (f)(j)(m)	Revolving Credit Facility		-		-	1/10/2029	-	(11,585)	-
								8,145,722	8,285,254	0.80%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.53%	11/4/2030	23,861,726	23,542,745	23,575,385
Principal Lighting Group Holdings, LLC (f)(j)(m)	Revolving Credit Facility		-		-	11/4/2030	-	(43,698)	(39,218)
								23,499,047	23,536,167	2.27%
Environmental & Facilities Services
Dragonfly Pond Works (j)(m)	Term Loan	SOFR	+	5.25%	9.55%	8/16/2030	6,640,700	6,553,251	6,640,700
Dragonfly Pond Works (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.53%	8/16/2030	2,854,433	2,785,867	2,854,433
Dragonfly Pond Works (f)(j)(m)	Revolving Credit Facility		-		-	8/16/2030	-	(25,124)	-
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	7,908,417	7,861,407	7,908,417

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Pave America Interco, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	1,132,663	$1,117,086	$1,132,663
Pave America Interco, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.95%	2/7/2028	1,035,887	1,018,441	1,035,887
Pave America Interco, LLC (j)(n)(o)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	10,292,227	10,092,363	10,292,227
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	589,571	577,311	589,571
Pave America Interco, LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.95%	2/7/2028	3,408,540	3,331,386	3,408,540
								33,311,988	33,862,438	3.26%
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (h)(m)(p)	Term Loan	SOFR	+	4.50%	8.83%	11/15/2030	987,500	985,534	930,719
								985,534	930,719	0.09%
Food Retail
Cardenas Merger Sub LLC (h)(k)(m)(p)	Term Loan	SOFR	+	6.75%	11.15%	8/1/2029	4,855,847	4,765,903	4,452,812
								4,765,903	4,452,812	0.43%
Health Care Facilities
Infusion Services Management LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.50%	10.80%	7/7/2028	11,699,532	11,463,152	11,676,133
Infusion Services Management LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.50%	10.80%	7/7/2028	3,848,478	3,799,948	3,839,707
Infusion Services Management LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.50%	10.83%	7/7/2028	3,791,796	3,712,907	3,782,462
Infusion Services Management LLC (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.30%	7/7/2028	15,864,371	15,616,179	15,721,592
								34,592,186	35,019,894	3.36%
Health Care Services
Ab Centers Acquisition Corporation (k)(n)(o)	Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	19,463,471	19,212,745	19,463,471
Ab Centers Acquisition Corporation (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.32%	7/2/2031	1,276,455	1,245,350	1,276,455
Ab Centers Acquisition Corporation (f)(k)(m)	Revolving Credit Facility		-		-	7/2/2031	-	(22,908)	-
Ab Centers Acquisition Corporation (k)(m)(n)	Term Loan	SOFR	+	5.00%	9.33%	7/2/2031	7,114,671	7,083,754	7,114,671
Bebright Mso, LLC (j)(m)(n)	Term Loan	SOFR	+	5.75%	10.05%	6/3/2030	9,242,704	9,163,529	9,242,704
Bebright Mso, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.05%	6/3/2030	6,988,698	6,927,528	6,988,698
Bebright Mso, LLC (f)(j)(m)	Revolving Credit Facility		-		-	6/3/2030	-	(15,367)	-
Dpt Management, LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.58%	12/18/2027	23,938,607	23,741,489	23,794,975
Dpt Management, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/18/2027	-	(45,819)	(33,415)
Dpt Management, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.57%	12/18/2027	445,535	418,051	425,486
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(n)(o)	Term Loan	SOFR	+	6.50%	10.74%	1/3/2029	9,263,590	9,072,493	9,263,590
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(m)(n)	Term Loan	SOFR	+	6.00%	10.12%	1/3/2029	10,609,952	10,450,926	10,546,292

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	1/3/2029	6,676,818	$6,555,471	$6,636,731
Future Care Associates LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.68%	1/27/2029	17,085,967	16,823,265	17,017,623
Future Care Associates LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.68%	1/27/2029	14,850,000	14,620,736	14,790,600
HAH Group Holding Co LLC (h)(m)(p)	Term Loan	SOFR	+	5.00%	9.33%	9/24/2031	4,975,000	4,883,366	4,817,740
Houseworks Holdings, LLC (j)(o)	Term Loan	SOFR	+	5.25%	9.47%	12/15/2028	4,875,000	4,744,363	4,875,000
Houseworks Holdings, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.44%	12/15/2028	293,367	283,270	293,367
Houseworks Holdings, LLC (j)(n)	Term Loan	SOFR	+	5.25%	9.50%	12/15/2028	3,007,653	2,942,588	3,007,653
Houseworks Holdings, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.50%	12/15/2028	863,852	848,336	863,852
NE Ortho Management Services, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/13/2030	-	(105,433)	-
NE Ortho Management Services, LLC (f)(j)(m)	Revolving Credit Facility		-		-	12/13/2030	-	(26,373)	-
NE Ortho Management Services, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	12/13/2030	12,527,899	12,355,084	12,527,899
NE Ortho Management Services, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/13/2030	-	(39,537)	-
The Smilist Dso, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	16,965,301	16,662,149	16,965,301
The Smilist Dso, LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/4/2029	-	(15,747)	-
The Smilist Dso, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	3,683,355	3,620,592	3,683,355
The Smilist Dso, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	4/4/2029	4,586,629	4,508,262	4,586,629
The Smilist Dso, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.56%	4/4/2029	5,282,830	5,216,539	5,226,911
Tiger Healthcare Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.00%	10.30%	2/27/2030	5,736,857	5,601,790	5,472,201
Tiger Healthcare Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.00%	10.30%	2/27/2030	11,109,375	10,905,184	10,753,875
Tiger Healthcare Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.00%	10.30%	2/27/2030	500,000	482,467	468,000
Vip Medical Us Buyer, LLC (j)(n)	Term Loan	SOFR	+	5.25%	9.68%	12/12/2028	5,474,625	5,373,424	5,474,625
Vip Medical Us Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/12/2028	-	(161,174)	-
Vip Medical Us Buyer, LLC (j)(m)(o)	Term Loan	SOFR	+	5.25%	9.68%	12/12/2028	10,374,000	10,276,282	10,374,000
								213,586,675	215,918,289	20.74%
Health Care Supplies
C2dx, Inc (j)(m)(n)	Term Loan	SOFR	+	5.50%	9.83%	3/19/2030	7,537,939	7,443,811	7,455,022
C2dx, Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.83%	3/19/2030	443,227	419,717	421,558
C2dx, Inc (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.83%	3/19/2030	4,175,569	4,117,166	4,121,512
Premier Dental Products Company LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	1/31/2031	23,645,499	23,320,023	23,054,362
Premier Dental Products Company LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	1/31/2031	-	(65,855)	(165,933)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Premier Dental Products Company LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.30%	1/31/2031	1,659,333	$1,593,351	$1,540,809
								36,828,213	36,427,330	3.51%
Health Care Technology
Harmony Hit US Holdings Inc (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	12/3/2030	23,297,478	23,030,608	22,948,016
Harmony Hit US Holdings Inc (f)(j)(m)	Delayed Draw Term Loan		-		-	12/3/2030	-	(26,747)	(41,370)
Harmony Hit US Holdings Inc (f)(j)(m)	Revolving Credit Facility		-		-	12/3/2030	-	(44,988)	(59,625)
Rxstrategies, Inc (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.53%	8/12/2030	29,293,858	28,918,060	29,293,858
Rxstrategies, Inc (f)(j)(m)	Revolving Credit Facility		-		-	8/12/2030	-	(32,036)	-
								51,844,897	52,140,879	5.02%
Home Improvement Retail
Kodiak BP LLC (h)(m)(p)	Term Loan	SOFR	+	3.75%	8.03%	12/4/2031	4,633,388	4,484,319	4,457,690
LBM Acquisition LLC (h)(k)(m)(p)	Term Loan	SOFR	+	3.75%	8.16%	6/6/2031	3,960,000	3,925,250	3,687,750
								8,409,569	8,145,440	0.78%
Hotels, Resorts & Cruise Lines
Horizon US Finco LP (h)(m)(p)	Term Loan	SOFR	+	4.75%	9.03%	10/31/2031	3,978,923	3,942,318	3,882,753
								3,942,318	3,882,753	0.37%
Independent Power Producers & Energy Traders
Natgasoline LLC (h)(m)(p)	Term Loan	SOFR	+	5.50%	9.83%	3/29/2030	6,956,250	6,753,674	6,895,383
								6,753,674	6,895,383	0.66%
Industrial Machinery & Supplies & Components
Astro Acquisition LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.47%	12/13/2027	24,687,500	24,528,868	24,687,500
Endurance PT Technology Buyer Corporation (j)(n)	Term Loan	SOFR	+	5.50%	9.83%	2/28/2030	17,971,415	17,671,970	17,971,415
Endurance PT Technology Buyer Corporation (f)(j)(m)	Revolving Credit Facility		-		-	2/28/2030	-	(15,641)	-
Endurance PT Technology Buyer Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.58%	2/28/2030	15,048,886	14,823,833	14,958,593
La-Co Industries, Inc (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	7/2/2030	17,748,897	17,519,307	17,482,664
La-Co Industries, Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.32%	7/2/2030	520,504	501,847	498,196
Lake Air Products, LLC (j)(m)(n)	Term Loan	SOFR	+	7.00%	11.45%	1/9/2029	10,784,604	10,572,755	10,752,250
LGC US Finco LLC (j)(m)(p)	Term Loan	SOFR	+	6.50%	10.94%	12/20/2025	5,642,332	5,609,258	5,568,982
								91,212,197	91,919,600	8.84%
IT Consulting & Other Services
Digital Experience Services, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.28%	4/25/2030	15,513,600	15,287,601	15,280,896
Digital Experience Services, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	4/25/2030	-	(112,119)	(116,352)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Digital Experience Services, LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/25/2030	-	$(37,378)	$(38,784)
Insight Technology Operation LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.75%	10.05%	3/31/2031	29,151,351	28,729,711	28,714,081
Insight Technology Operation LLC (f)(j)(m)	Revolving Credit Facility		-		-	3/31/2031	-	(60,898)	(63,531)
								43,806,917	43,776,310	4.21%
Leisure Facilities
United PF Holdings LLC (h)(m)(p)	Term Loan	SOFR	+	4.00%	8.54%	12/30/2026	2,976,442	2,903,514	2,860,361
								2,903,514	2,860,361	0.28%
Life Sciences Tools & Services
Wci-Bxc Purchaser, LLC (f)(k)(m)	Revolving Credit Facility		-		-	11/6/2029	-	(18,240)	-
Wci-Bxc Purchaser, LLC (k)(m)(n)(o)	Term Loan	SOFR	+	6.25%	10.51%	11/6/2030	27,000,979	26,443,832	27,000,979
								26,425,592	27,000,979	2.60%
Office Services & Supplies
Mse Supplies, LLC (j)(n)	Term Loan	SOFR	+	5.00%	9.33%	8/14/2030	6,698,962	6,597,950	6,631,972
Mse Supplies, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.33%	8/14/2030	236,235	210,870	219,361
								6,808,820	6,851,333	0.66%
Oil & Gas Storage & Transportation
New Fortress Energy Inc (h)(k)(m)(p)	Term Loan	SOFR	+	5.50%	9.81%	10/30/2028	7,980,000	6,841,855	4,291,484
								6,841,855	4,291,484	0.41%
Packaged Foods & Meats
CCI Prime, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.25%	10.55%	10/18/2029	19,527,777	19,148,235	16,715,777
CCI Prime, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.55%	10/18/2029	1,589,558	1,553,555	1,303,151
CCI Prime, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	6.25%	10.58%	10/18/2029	700,000	681,965	556,000
Harvest Acquisitionco, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	6.50%	10.80%	5/15/2030	26,351,838	25,962,633	25,956,560
Harvest Acquisitionco, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	5/23/2030	-	(56,447)	(57,602)
Harvest Acquisitionco, LLC (f)(j)(m)	Revolving Credit Facility		-		-	5/23/2030	-	(95,053)	(97,046)
Midas Foods International LLC (j)(m)	Term Loan	SOFR	+	6.25%	10.58%	4/30/2029	3,985,134	3,920,228	3,937,312
Midas Foods International LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.58%	4/30/2029	5,206,839	5,113,975	5,134,696
Midas Foods International LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/30/2029	-	(31,005)	(24,152)
Sabrosura Foods, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.28%	8/22/2029	24,594,649	24,281,208	24,004,377
Sabrosura Foods, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.28%	8/22/2029	245,584	200,331	127,406

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Sabrosura Foods, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.28%	8/22/2029	1,182,837	$1,154,142	$1,127,536
SCP Baked Goods Holdings, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.05%	5/1/2031	23,102,361	22,819,977	22,813,581
SCP Baked Goods Holdings, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	5/1/2031	-	(58,663)	(60,162)
SCP Baked Goods Holdings, LLC (f)(j)(m)	Revolving Credit Facility		-		-	5/1/2031	-	(39,041)	(40,108)
Shf Holdings, Inc (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.80%	1/22/2030	35,528,394	35,043,871	35,173,110
Shf Holdings, Inc (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.80%	1/22/2030	949,840	884,881	902,348
								140,484,792	137,472,784	13.22%
Paper & Plastic Packaging Products & Materials
Clydesdale Acquisition Holdings Inc (f)(h)	Delayed Draw Term Loan	SOFR	+	3.25%	7.58%	4/1/2032	3,608	(116,667)	(116,666)
Firmapak Intermediary LLC (j)(m)	Term Loan	SOFR	+	5.50%	9.83%	2/4/2031	10,298,929	10,181,998	10,170,192
Firmapak Intermediary LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.50%	9.83%	2/4/2031	368,741	340,129	338,012
Firmapak Intermediary LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.83%	2/4/2031	3,515,328	3,458,181	3,453,872
Soteria Flexibles Corporation (j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.05%	8/15/2029	6,495,086	6,438,778	6,443,125
Soteria Flexibles Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.75%	10.05%	8/15/2029	8,665,006	8,501,900	8,595,686
Soteria Flexibles Corporation (f)(j)(m)	Revolving Credit Facility		-		-	8/15/2029	-	(17,317)	(8,000)
								28,787,002	28,876,221	2.78%
Pharmaceuticals
Alcami Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	7.00%	11.48%	12/21/2028	9,750,000	9,451,788	9,750,000
								9,451,788	9,750,000	0.94%
Research & Consulting Services
NAM Acquisition Co LLC (k)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.08%	7/16/2030	11,540,900	11,390,370	11,506,277
NAM Acquisition Co LLC (f)(k)(m)	Delayed Draw Term Loan		-		-	7/16/2030	-	(20,412)	-
NAM Acquisition Co LLC (f)(k)(m)	Revolving Credit Facility		-		-	7/16/2030	-	(20,414)	(4,845)
RPX Corporation (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.56%	8/2/2030	21,615,515	21,331,901	21,615,515
RPX Corporation (f)(j)(m)	Revolving Credit Facility		-		-	8/2/2030	-	(24,681)	-
								32,656,764	33,116,947	3.19%
Soft Drinks & Non-alcoholic Beverages

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Naked Juice LLC (h)(j)(m)(p)	Term Loan	SOFR	+	5.50%	9.80%	1/24/2029	2,075,892	$2,002,841	$2,054,095
Refresh Buyer LLC (k)(m)(n)(o)	Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	11,083,001	10,920,880	10,905,673
Refresh Buyer LLC (k)(m)	Delayed Draw Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	2,805,912	2,767,462	2,761,017
Refresh Buyer LLC (k)(m)	Term Loan	SOFR	+	4.75%	9.05%	12/23/2028	5,548,810	5,511,852	5,473,714
								21,203,035	21,194,499	2.05%
Specialized Consumer Services
Door Pro Buyer, LLC (j)(m)	Term Loan	SOFR	+	6.50%	10.90%	11/2/2029	12,381,955	12,139,879	11,527,600
Door Pro Buyer, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.50%	10.90%	11/2/2029	6,845,663	6,741,180	6,373,312
Door Pro Buyer, LLC (f)(j)(m)	Revolving Credit Facility		-		-	11/2/2029	-	(61,820)	(234,423)
Mustang Prospects Purchaser LLC (k)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.30%	6/13/2031	15,560,107	15,423,449	15,248,905
Mustang Prospects Purchaser LLC (f)(k)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.30%	6/13/2031	1,992,304	1,968,224	1,927,425
Mustang Prospects Purchaser LLC (f)(k)(m)	Revolving Credit Facility	SOFR	+	5.00%	9.30%	6/13/2031	137,295	117,792	91,530
Quick Roofing Acquisition, LLC (j)(n)(o)	Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	10,495,902	10,285,404	10,348,959
Quick Roofing Acquisition, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.75%	10.15%	12/22/2029	250,000	231,227	236,000
Quick Roofing Acquisition, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	13,824,086	13,563,661	13,630,549
Quick Roofing Acquisition, LLC (j)(n)(o)	Term Loan	SOFR	+	5.75%	10.15%	12/22/2029	11,008,572	10,863,830	10,854,452
Quick Roofing Acquisition, LLC (f)(j)(m)	Delayed Draw Term Loan		-		-	12/22/2029	-	(99,646)	(101,607)
Roofing Services Solutions LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.58%	11/27/2029	18,152,679	17,912,478	18,098,221
Roofing Services Solutions LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	11/27/2029	10,925,906	10,781,420	10,893,128
Roofing Services Solutions LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.58%	11/27/2029	729,756	657,333	713,336
Scp Wqs Buyer, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.25%	9.55%	10/2/2028	7,561,447	7,442,203	7,561,447
Scp Wqs Buyer, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.25%	9.55%	10/2/2028	33,428,853	32,994,162	33,428,853
Scp Wqs Buyer, LLC (f)(j)(m)	Revolving Credit Facility	SOFR	+	5.25%	9.55%	10/2/2028	305,334	279,072	305,334
Solid Ground Solutions Acquisitions Inc (j)(m)	Term Loan	SOFR	+	5.00%	9.17%	5/6/2029	5,807,553	5,724,903	5,807,553
Solid Ground Solutions Acquisitions Inc (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.00%	9.17%	5/6/2029	2,560,053	2,493,022	2,560,053
Solid Ground Solutions Acquisitions Inc (f)(j)(m)	Revolving Credit Facility		-		-	5/6/2029	-	(24,804)	-
Spin Holdco Inc (h)(k)(m)(p)	Term Loan	SOFR	+	4.00%	8.58%	3/4/2028	2,928,088	2,687,881	2,562,077
Unified Service Partners, LLC (j)(m)(n)(o)	Term Loan	SOFR	+	5.50%	9.80%	4/14/2030	10,537,612	10,385,036	10,379,548
Unified Service Partners, LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.75%	10.05%	4/14/2030	8,979,419	8,751,685	8,741,728

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Unified Service Partners, LLC (f)(j)(m)	Revolving Credit Facility		-		-	4/14/2030	-	$(37,943)	$(39,615)
USW Buyer, LLC (j)(n)	Term Loan	SOFR	+	6.25%	10.65%	11/3/2028	4,738,704	4,634,413	4,288,527
USW Buyer, LLC (j)(m)	Delayed Draw Term Loan	SOFR	+	6.25%	10.65%	11/3/2028	8,299,458	8,199,105	7,511,009
								184,053,146	182,713,901	17.59%
Specialized Finance
WH Borrower LLC (h)(l)(m)	Term Loan	SOFR	+	4.75%	9.07%	2/20/2032	10,000,000	9,965,783	9,985,400
								9,965,783	9,985,400	0.96%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(j)(m)	Revolving Credit Facility		-		-	4/4/2031	-	(57,148)	(59,507)
Penta Fine Ingredients, Inc. (j)(m)(n)(o)	Term Loan	SOFR	+	5.00%	9.33%	4/4/2031	27,568,649	27,170,548	27,155,119
								27,113,400	27,095,612	2.60%
Trading Companies & Distributors
Belt Power Holdings LLC (j)(m)(n)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	6,223,454	6,168,019	6,223,454
Belt Power Holdings LLC (j)(n)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	1,672,472	1,647,365	1,672,472
Belt Power Holdings LLC (j)(o)	Term Loan	SOFR	+	5.25%	9.70%	8/22/2028	4,000,964	3,957,557	4,000,964
Erosion Intermediate Holdings LLC (j)(n)	Term Loan	SOFR	+	5.50%	9.80%	9/30/2029	2,608,800	2,575,201	2,600,974
Erosion Intermediate Holdings LLC (f)(j)(m)	Delayed Draw Term Loan	SOFR	+	5.50%	9.80%	9/30/2029	1,046,149	979,077	1,030,394
Erosion Intermediate Holdings LLC (f)(j)(m)	Revolving Credit Facility		-		-	9/30/2029	-	(22,367)	(5,257)
Foundation Building Materials Inc (h)(m)	Term Loan	SOFR	+	4.00%	8.28%	1/29/2031	6,905,075	6,899,508	6,747,225
Mobotrex, LLC (j)(m)(n)	Term Loan	SOFR	+	5.00%	9.30%	6/7/2030	30,943,249	30,451,762	30,757,590
Mobotrex, LLC (f)(j)(m)	Revolving Credit Facility	Prime	+	4.00%	11.50%	6/7/2030	906,665	835,192	879,465
Mobotrex, LLC (f)(j)	Delayed Draw Term Loan		-		-	6/7/2030	-	(40,820)	-
								53,450,494	53,907,281	5.18%
Transaction & Payment Processing Services
MoneyGram International Inc (h)(l)(m)(p)	Term Loan	SOFR	+	4.75%	9.07%	6/3/2030	7,386,301	7,370,846	6,623,961
								7,370,846	6,623,961	0.64%
Total First Lien Debt								1,749,268,662	1,743,630,860	167.71%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)			Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Second Lien Debt
Property & Casualty Insurance
Asurion LLC (h)(m)	Term Loan	SOFR	+	5.25%	9.69%	1/20/2029	5,000,000	$4,819,351	$4,628,900
								4,819,351	4,628,900	0.45%
Total Second Lien Debt								4,819,351	4,628,900	0.45%
Asset-Backed Securities
Commercial & Residential Mortgage Finance
Benefit Str Partners Clo Vi-B Ltd (h)(m)(p)(w)	Collateralized Loan Obligation	SOFR	+	4.75%	9.03%	4/20/2038	100,000	100,000	99,109
								100,000	99,109	0.01%
Specialized Finance
Cifc Fdg 2025-Iii Ltd (h)(m)(p)(w)	Collateralized Loan Obligation	SOFR	+	7.25%	11.58%	7/21/2038	250,000	250,000	254,647
Flatiron Rr Clo 30 Ltd (h)(m)(p)(w)	Collateralized Loan Obligation	SOFR	+	5.25%	9.53%	4/15/2038	200,000	200,000	202,061
								450,000	456,708	0.04%
Total Asset-Backed Securities								550,000	555,817	0.05%
Preferred Securities
Oil & Gas Storage & Transportation
Plains All American Pipeline LP (h)(m)(p)(u)	Floating Rate Note	SOFR	+	4.37%	8.70%		7,000,000	6,988,783	7,014,798
								6,988,783	7,014,798	0.67%
Total Preferred Securities								6,988,783	7,014,798	0.67%
Equity
Aerospace & Defense
Hitco Parent LLC (m)(q)	Class A Units						35,730	450,130	462,708
								450,130	462,708	0.04%
Air Freight & Logistics
Scp 3pl Topco, LLC (p)(q)	Common Units						1,351	6,754	-
Scp 3pl Topco, LLC (p)(q)	Class B Units						128	128,320	136,808
								135,074	136,808	0.01%
Building Products
Tgnl Topco LP (q)	Common Units						212,020	212,020	212,020
								212,020	212,020	0.02%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Construction & Engineering
BPCP Craftsman Holdings, LLC (m)(q)	Class A Units				529	$529,369	$529,370
						529,369	529,370	0.05%
Diversified Support Services
Air Control Concepts Holdings, L.P (p)(q)	Class A-1 Units				11,004	110,035	373,019
Identiti Holdings LLC (q)	Class A Units				173,822	173,822	309,403
Perimeter Solutions Holdings, LP (m)(q)	Common Units				185,860	185,860	217,456
						469,717	899,878	0.09%
Electrical Components & Equipment
Warshaw Holdings, LLC (q)	Common Units				529	264,368	244,109
Warshaw Holdings, LLC (q)	Series A Preferred Units				529	264,368	264,370
						528,736	508,479	0.05%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (q)	Class A Units				293,460	293,460	358,021
Erosion Holdings, LLC (q)	Class A Units				175	175,230	142,991
						468,690	501,012	0.04%
Health Care Services
Dpt Management, LLC (q)	Preferred Units				143,721	445,535	477,154
NE Ortho Holdings, LLC (q)	Class B Membership Units				135	135,254	137,286
Tiger Healthcare Holdings, LLC (m)(q)	Class A Interest				438,750	562,500	232,538
						1,143,289	846,978	0.08%
Health Care Technology
Rxs Enterprises LLC (m)(q)	Preferred Units				74,735	401,494	530,615
Rxs Enterprises LLC (m)(q)	Senior Preferred Units				119,927	119,927	119,927
						521,421	650,542	0.06%
Human Resource & Employment Services
Fca Partners LLC (p)(q)	Common Units				200,000	2	2
Fca Partners LLC (p)(q)	Class A Preferred Units				200,000	200,000	124,000
						200,002	124,002	0.01%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (m)(q)	Common Units				464	46,374	204,361

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Endurance PT Technology Holdings LLC (m)(q)	Preferred Units				417	$417,367	$461,198
						463,741	665,559	0.06%
IT Consulting & Other Services
Insight Technology Enterprises LLC (q)	Preferred Units				328,218	529,429	518,584
						529,429	518,584	0.05%
Life Sciences Tools & Services
Wci-Bxc Investment Holdings LP (m)(p)(q)	Equity Interest					588,357	558,446
						588,357	558,446	0.05%
Office Services & Supplies
Mse Acquisitions Inc (m)(q)	Series A Preferred Stock				337	337,479	308,463
						337,479	308,463	0.03%
Packaged Foods & Meats
Cci Prime Holdings, LLC (q)	Series A Preferred Units				428	427,914	93,970
Et-Harvest Investment Aggregator, LP (m)(p)(q)	Class A Units				646,971	646,971	646,971
Mfi Group Holdings LLC (q)	Class A Units				238	238,109	239,312
Sabrosura Super Holdings LLC (m)(q)	Class A Interests				241,693	290,031	217,523
						1,603,025	1,197,776	0.11%
Specialized Consumer Services
Acp Roofing Holdings, LLC (q)	Common Units				528,201	528,201	528,201
Door Pro Holdings LLC (m)(q)	Class A Units				497	483,566	173,193
NAM Group Holdings LLC (q)	Class A Units				282,628	282,628	353,285
Quick Roofing Topco, LLC (m)(q)	Class A Interest				426,230	426,230	1,261,639
Roofing Services Solutions Holdings, LLC (q)	Common Units				326	22,841	132,526
Roofing Services Solutions Holdings, LLC (q)	Series A Preferred Units				326	387,719	410,644
Solid Ground Solutions Investment LLC (m)(q)	Class A Units				415,781	415,781	490,621
						2,546,966	3,350,109	0.32%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (m)(q)	Class A Common Units				821	821	168,426

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/ Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Penta Fine Ingredients Parent, LLC (m)(q)	Preferred Units				528	$528,131	$540,303
						528,952	708,729	0.07%
Trading Companies & Distributors
Mobotrex Ultimate Holdings, LLC (q)	Class A-2 Units				1,330,000	1,330,000	1,968,400
						1,330,000	1,968,400	0.19%
Total Equity						12,586,397	14,147,863	1.33%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 4.17% (h)(r)(s)	Investor Class Units				14,805,047	14,805,047	14,805,047
						14,805,047	14,805,047	1.42%
Total Money Market Mutual Funds						14,805,047	14,805,047	1.42%
Total Investments -- non-controlled/ non-affiliate						1,789,018,240	1,784,783,285	171.63%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (h)(m)(p)(g)	Mutual Fund				913,978	88,497,215	88,107,511
						88,497,215	88,107,511	8.47%
Total Fixed Income Mutual Funds						88,497,215	88,107,511	8.47%
Total Investments -- non-controlled/ affiliate						88,497,215	88,107,511	8.47%
Total Investment Portfolio						$1,877,515,455	$1,872,890,796	180.10%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025.
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

The accompanying notes are an integral part of these consolidated financial statements

(i)
The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(j)
The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(k)
The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(l)
The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(m)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(n)
Security or portion of the security is pledged as collateral for BSPV Facility.
(o)
Security or portion of the security is pledged as collateral for CSPV Facility.
(p)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2025, non-qualifying assets amounted to $215,926,114 which represents 11.1% of total assets as calculated in accordance with regulatory requirements.
(q)
Restricted securities (including private placements) – Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $14,147,863 or 1.4% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Roofing Holdings, LLC	Common Units	4/14/2025	528,201
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	110,035
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	529,369
Cci Prime Holdings, LLC	Series A Preferred Units	10/18/2023	427,914
Door Pro Holdings LLC	Class A Units	11/2/2023-1/2/2025	483,566
Dpt Management, LLC	Preferred Units	12/18/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	293,460
Endurance PT Technology Holdings LLC	Common Units	2/29/2024-6/28/2024	46,374
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024-6/28/2024	417,367
Erosion Holdings, LLC	Class A Units	9/30/2024	175,230
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	646,971
Fca Partners LLC	Common Units	5/31/2024-6/7/2024	2
Fca Partners LLC	Class A Preferred Units	5/31/2024-6/7/2024	200,000
Hitco Parent LLC	Class A Units	2/28/2025	450,130
Identiti Holdings LLC	Class A Units	11/1/2024	173,822
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	529,429
Mfi Group Holdings LLC	Class A Units	4/30/2024-11/15/2024	238,109
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024-2/28/2025	1,330,000
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	337,479
NAM Group Holdings LLC	Class A Units	7/16/2024	282,628
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024	135,254
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	821
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	528,131
Perimeter Solutions Holdings, LP	Common Units	10/2/2024	185,860
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	426,230
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024-4/7/2025	22,841
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024-4/7/2025	387,719
Rxs Enterprises LLC	Preferred Units	8/12/2024	401,494
Rxs Enterprises LLC	Senior Preferred Units	8/12/2024	119,927
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	290,031
Scp 3pl Topco, LLC	Common Units	11/27/2024	6,754
Scp 3pl Topco, LLC	Class B Units	11/27/2024	128,320
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024-4/25/2025	415,781
Tgnl Topco LP	Common Units	6/25/2025	212,020
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	562,500
Warshaw Holdings, LLC	Common Units	3/27/2025	264,368
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	264,368
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	588,357

The accompanying notes are an integral part of these consolidated financial statements

(r)
The rate quoted is the annualized seven-day yield of the fund at period end.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.
(u)
Security is perpetual in nature with no stated maturity date.
(v)
Tick mark not used.
(w)
Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At the end of the period, the value of these securities amounted to $555,817 or 0.05% of net assets.

Interest Rate Swaps

Payment Received %	Payment Frequency	Payment Paid	Payment Frequency	Clearinghouse / Counterparty(1)	Maturity Date	Notional Amount	Value	Upfront Premium Received/ (Paid)(2)	Unrealized Appreciation / (Depreciation)
3.75%	Annual	1D SOFR-OIS-Compound (3)	Annual	LCH	9/17/2028	$105,000,000	$635,286	$—	$635,286
3.75%	Annual	1D SOFR-OIS-Compound (3)	Annual	LCH	9/17/2030	105,000,000	1,062,619	—	1,062,619
Total Interest Rate Swaps							$1,697,905	$—	$1,697,905
(1)
Swaps with LCH Clearnet Group (LCH) are centrally cleared swaps.
(2)
Any premiums for centrally cleared swaps are recorded periodically throughout the term of the swap to variation margin and included in net change in unrealized appreciation (depreciation) on swaps.
(3)
Represents floating rate.

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

The Fund offers on a continuous basis up to $4.0 billion of common shares of beneficial interest (the “Common Shares”) pursuant to an offering registered with the SEC (the “Offering”). The Fund offers to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. The initial offering price for the Common Shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share as of the effective date of the monthly share purchase date.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar (“USD”) and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser and other individuals responsible for oversight functions of the Fund, using the information presented on the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Income Taxes

The Fund elected to be treated as a RIC under the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected on the consolidated financial statements of the Fund.

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

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected on the Fund’s consolidated financial statements.

As of June 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.3 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million for each period presented, which was comprised of provision for taxes related to income of $0.1 million for each period presented and provision for deferred tax expense related to unrealized gains on investments of approximately $0.04 million and $0.1 million, respectively. For the three and six months ended June 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for deferred tax expense related to unrealized gains on investments of approximately $0.3 million. The Fund did not incur an excise tax for the three and six months ended June 30, 2025 and 2024.

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

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Fund’s borrowings. These costs are amortized into interest expense over the life of the related debt instrument using the straight line method or the effective interest method, depending on the type of debt instrument. Deferred financing costs related to revolving credit facilities are separately presented as an asset on the Fund’s consolidated statements of assets and liabilities. Debt issuance costs related to the issuance of notes are presented net against the outstanding principal balance on the consolidated statements of assets and liabilities.

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

Interest Rate Swaps

The Fund uses interest rate swaps to manage its exposure to interest rate risk in relation to the Fund’s fixed-rate debt. Interest rate swaps are agreements between counterparties to exchange cash flows, one based on a fixed rate, and the other on a floating rate. Interest rate swaps may be centrally cleared or over-the-counter (OTC). Interest rate swaps held by the Fund are centrally cleared. A centrally cleared swap is a transaction executed between a fund and a dealer counterparty, then cleared by a futures commission merchant (FCM) through a clearinghouse. Once cleared, the clearinghouse serves as a central counterparty, with whom a fund exchanges cash flows for the life of the transaction.

Centrally cleared swaps require a fund to deposit either cash or securities (initial margin) with the FCM, at the instruction of and for the benefit of the clearinghouse. Any securities deposited to meet initial margin requirements are identified on the consolidated schedules of investments. Any cash deposited to meet initial margin requirements is presented in segregated cash with brokers for derivative instruments on the consolidated statements of assets and liabilities. Centrally cleared swaps are marked-to-market daily and subsequent payments (variation margin) are made or received depending on the daily fluctuations in the value of the swaps. These daily payments, if any, are included in receivable or payable for daily variation margin on centrally cleared swaps on the consolidated statements of assets and liabilities. Any premiums for centrally cleared swaps are recorded periodically throughout the term of the swap to variation margin and included in total distributable earnings (loss) on the consolidated statements of assets and liabilities. Any premiums are recognized in net realized gain (loss) on swaps upon termination or maturity of the swap.

Payments are exchanged at specified intervals, accrued daily commencing with the effective date of the contract and recorded as realized gain or (loss). Some swaps may be terminated prior to the effective date and realize a gain or loss upon termination. The net realized gain (loss) on swaps and net change in unrealized appreciation (depreciation) on swaps during the period is presented on the consolidated statements of operations.

Swaps are marked to market daily based on valuations from third party pricing services, registered derivatives clearing organizations (clearinghouses) or broker-supplied valuations. These pricing sources may utilize inputs such as interest rate curves, credit spread curves, default possibilities and recovery rates. Changes in the fair value of interest rate swaps entered into by the Fund are presented in net change in unrealized appreciation (depreciation) on swaps.

Any open swaps at period end are included on the consolidated schedules of investments under the caption “Interest Rate Swaps”. For further information regarding interest rate swaps, refer to Note 5. Derivative Instruments.

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

Interest Income

Interest income is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and amortized or accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

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

Cash

Cash represents deposits maintained with the Fund’s custodian bank. Foreign cash are deposits with the custodian or sub-custodian that are maintained in a currency other than USD. Segregated cash with brokers for derivative instruments are amounts that are collected and held in escrow for the initial margin requirement for centrally cleared swaps. At times, deposits may be in excess of federally insured limits. The Fund has not experienced any losses and does not believe it is exposed to any significant credit risk on such deposits.

Expenses

Expenses are recorded on the accrual basis. Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known.

Foreign Currency

Foreign-denominated assets, including investment securities, and liabilities are translated into USD at the exchange rate at period end. Purchases and sales of securities, income and dividends received and expenses denominated in foreign currencies are translated into USD at the exchange rate in effect on the transaction date.

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

New Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Effective for annual periods beginning after December 15, 2024, the amendment requires greater disaggregation of income tax disclosures related to income taxes paid. ASU 2023-09 allows for early adoption and amendments should be applied on a prospective basis. Management is currently evaluating the impact of ASU 2023-09 but does not expect this guidance to materially impact the Fund’s consolidated financial statements.

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

Management Fees

The management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, net assets mean the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP.

For the three and six months ended June 30, 2025, management fees were approximately $3.1 million and $5.9 million, respectively. For the three and six months ended June 30, 2024, management fees were approximately $1.7 million and $3.2 million, respectively.

As of June 30, 2025 and December 31, 2024, approximately $1.1 million and $0.8 million were payable to the Adviser for management fees, respectively.

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

Incentive Fee based on Income

The incentive fee based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Fund’s administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. For the three and six months ended June 30, 2025, income based incentive fees were approximately $3.4 million and $6.5 million, respectively. For the three and six months ended June 30, 2024, income based incentive fees were $2.1 million and $3.8 million, respectively.

As of June 30, 2025 and December 31, 2024, approximately $3.4 million and $2.8 million were payable to the Adviser for incentive fees based on income, respectively.

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

GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2025, the Fund recognized reductions in accrued capital gains incentive fees of $0 and $0.8 million, respectively, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund recognized accrued capital gains incentive fees of $0.1 million and $0.02 million, respectively, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations.

As of June 30, 2025, the Fund did not recognize an accrual related to the GAAP Incentive Fee. As of December 31, 2024, $0.8 million related to the GAAP Incentive Fee was recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities, which is not payable under the Advisory Agreement.

Administration Agreement

The Fund entered into an Administration Agreement with FDS (in its capacity as both the Adviser and Administrator). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the Fund’s operations, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. In consideration of the administrative services provided by the Administrator to the Fund, the Fund pays the Administrator a monthly fee of 0.02666% (0.32% on an annualized basis) of the Fund’s month-end NAV and reimburses the Administrator for the costs and expenses of the Fund incurred by the Administrator. The fee paid to the Administrator is an expense paid out of the Fund’s net assets and is computed based on the value of the net assets of the Fund as of the close of business on the last business day of each month (including any assets in respect of Common Shares that are repurchased as of the end of the quarter).

From time to time, FDS or its affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or its affiliates under the Advisory Agreement or Administration Agreement, the Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

For the three and six months ended June 30, 2025, the Fund incurred approximately $0.8 million and $1.5 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund incurred approximately $0.5 million and $0.8 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, approximately $0.3 million and $0.2 million, respectively, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

Transfer Agent Agreement

The Fund entered into a Transfer Agent Agreement with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser. In accordance with the Transfer Agent Agreement, FIIOC is the Fund’s transfer agent, distribution paying agent and registrar. FIIOC receives an asset-based fee with respect to each class of Common Shares. Each class pays a fee for transfer agent services equal to 0.0125% (0.15% on an annualized basis) of class-level net assets as of the end of the last business day of the month. Such fees are payable in arrears.

For the three and six months ended June 30, 2025, the Fund incurred approximately $0.4 million and $0.7 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Fund incurred approximately $0.2 million and $0.4 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, approximately $0.1 million for each period presented was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

Managing Dealer Agreement

The Fund has entered into a Managing Dealer Agreement with Fidelity Distributors Company LLC (the “Managing Dealer”). Under the terms of the Managing Dealer Agreement, the Managing Dealer serves as the managing dealer for the Offering. The Managing Dealer receives shareholder servicing and/or distribution fees monthly in arrears at a contractual rate of 0.85% per annum of the aggregate value of the Fund’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer receives shareholder servicing fees monthly in arrears at a contractual rate of 0.25% per annum of the aggregate value of the Fund’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees are paid monthly in arrears. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer will reallow (pay) all or a portion of the shareholder servicing fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing fees to the extent a broker is not eligible to receive it for failure to provide such services.

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

Shareholder Servicing and/ or Distribution Fees as a % of NAV
Class I shares	-
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

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

For the three and six months ended June 30, 2025 and 2024, the Fund incurred nominal distribution and shareholder servicing fees for Class S and for Class D for each period presented. As of June 30, 2025 and December 31, 2024 there was a nominal payable incurred and recorded in due to affiliates, net, on the consolidated statements of assets and liabilities for each period presented.

Affiliate Ownership

As of June 30, 2025, an affiliate of the Adviser held 460 shares (100%) of the Fund’s Class D Common Shares. As of December 31, 2024, an affiliate of the Adviser held 435 shares (100%) of the Fund’s Class D Common Shares.

Expense Limitation Agreement

On April 17, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement (the “Expense Limitation Agreement”) with the Adviser, effective as of May 1, 2025. Pursuant to the Expense Limitation Agreement, the Adviser is obligated to pay on a monthly basis Other Operating Expenses (as defined below) of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.70% (on an annualized basis) of the Fund’s average net assets (the “Expense Limitation”).“Other Operating Expenses” for a class of shares shall consist of the following expenses of the Fund attributable to such class: the Fund’s organization and offering expenses, professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third-party valuation agent fees, insurance costs, trustee fees, administration fees, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including dealer and underwriter spreads and expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s trustees and officers with respect thereto.

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the Fund’s right to receive an Expense Payment shall be an asset of the Fund on the last calendar day of the applicable month. Any Expense Payment shall be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates no later than forty-five (45) days after such obligation was incurred.

The Adviser is obligated to pay or reimburse the Fund any amounts representing fees received by the Adviser for services the Adviser provides to a feeder vehicle that has entered into a separate administration agreement with the Adviser, the Adviser having determined that such fees from the feeder vehicle are reasonably duplicative of fees the Adviser receives under existing Fund service agreements. Any such payments or reimbursements made by the Adviser to the Fund shall not offset Other Operating Expenses and shall not be subject to the Adviser Reimbursement (as defined below).

In consideration of the Adviser’s agreement to make Expense Payments at any time during a fiscal year and to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”).

The Fund’s obligation to make a payment resulting from an Advisor Reimbursement (a “Reimbursement Payment”) shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. The Reimbursement Payment for any calendar month shall be paid by the Fund to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar month and in no event later than forty-five (45) days after the end of such calendar month.

The Expense Limitation Agreement shall continue in force until April 30, 2026 and shall renew automatically for successive one-year terms unless either the Fund or the Adviser determines to terminate it and so notifies the other party.

Prior to the Expense Limitation Agreement, the Fund entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement for the first twelve months commencing upon the Fund’s inception, which occurred on September 23, 2022, and unless terminated, for each successive one year period, the Adviser, was obligated to advance all of the Fund’s Other Operating Expenses to the effect that such expenses did not exceed 0.70% (on an annualized basis) of the Fund’s average net assets (referred to as a “Required Expense Payment”). Subject to certain restrictions, following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within 3 years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as an “Expense Support Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies.

Effective from the date the Fund broke escrow, which was March 13, 2023, FDS voluntarily agreed to waive its right to receive any Expense Support Reimbursement Payment for any Excess Operating Funds incurred in any month prior to a revocation. Any such amounts shall not be considered unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement. This voluntary arrangement can be terminated at any time, upon thirty (30) days’ prior written notice to the Fund. To date there have been no reimbursements paid to the Adviser.

Administrative Agent Expense Allocation Agreement

Fidelity Direct Lending LLC (“FDL”), an affiliate of the Fund, acts as administrative agent for certain of the Fund’s loan investments. As an administrative agent, FDL is responsible for performing loan administrative services on behalf of borrowers and lenders and is entitled to fees for those services. FDL does not retain fees from portfolio companies for providing services with respect to loans in which the Fund has invested. Pursuant to the Amended and Restated Administrative Agent Expense Allocation Agreement (the “Agent Allocation Agreement”), all fees earned and expenses incurred by FDL are transferred pro rata to the Fund and other affiliated funds based on the amounts the funds invested or committed, provided that those expenses shall not exceed the fees received by the Fund by FDL. Any income received or expense incurred is included in other income or other general and administrative expenses, respectively, on the consolidated statements of operations.

Affiliated Investments

The table below presents the Fund’s affiliated investments as of June 30, 2025:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of June 30, 2025	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$20,830,333	$342,300	$(20,885,039)	$(360,308)	$72,714	$—	$262,866
Fidelity Floating Rate Central Fund	27,139,548	86,523,649	(25,000,000)	(671,295)	115,609	88,107,511	2,441,423
Total	$47,969,881	$86,865,949	$(45,885,039)	$(1,031,603)	$188,323	$88,107,511	$2,704,289

The table below presents the Fund’s affiliated investments as of December 31, 2024:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$—	$20,470,025	$—	$360,308	$—	$20,830,333	$605,305
Fidelity Floating Rate Central Fund	24,795,483	2,421,083	—	(77,018)	—	27,139,548	2,439,715
Total	$24,795,483	$22,891,108	$—	$283,290	$—	$47,969,881	$3,045,020

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

Due to/from Affiliates

As of June 30, 2025, the Fund owed a net amount of approximately $0.1 million to various affiliates, including approximately $0.4 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and approximately $0.3 million to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities. As of December 31, 2024, the Fund owed a net amount of $0.2 million to various affiliates, including $0.3 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees, approximately $0.1 million for amounts to be paid to another affiliated investment company and approximately $0.2 million to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,749,268,662	$1,743,630,860	93.1%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	4,819,351	4,628,900	0.2%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	550,000	555,817	0.0%	—	—	0.0%
Preferred Securities	6,988,783	7,014,798	0.4%	—	—	0.0%
Equity	12,586,397	14,147,863	0.8%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	14,805,047	14,805,047	0.8%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	88,497,215	88,107,511	4.7%	47,327,982	47,969,881	3.5%
Total Investments	$1,877,515,455	$1,872,890,796	100.0%	$1,363,206,046	$1,369,240,440	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Health Care Services	11.5%	14.5%
Application Software	10.6%	11.3%
Specialized Consumer Services	9.9%	9.5%
Packaged Foods & Meats	7.4%	4.1%
Mutual Funds	5.5%	4.2%
Diversified Support Services	5.3%	6.6%
Industrial Machinery & Supplies & Components	4.9%	8.0%
Aerospace & Defense	4.5%	1.8%
Trading Companies & Distributors	3.0%	1.1%
Air Freight & Logistics	2.9%	1.1%
Electrical Components & Equipment	2.9%	0.0%
Health Care Technology	2.8%	7.4%
Diversified Financial Services	2.6%	2.0%
IT Consulting & Other Services	2.4%	0.0%
Building Products	2.0%	0.7%
Health Care Facilities	1.9%	2.5%
Health Care Supplies	1.9%	0.6%
Environmental & Facilities Services	1.8%	3.0%
Research & Consulting Services	1.8%	2.4%
Life Sciences Tools & Services	1.5%	2.0%
Paper & Plastic Packaging Products & Materials	1.5%	2.1%
Specialty Chemicals	1.5%	0.7%
Electronic Manufacturing Services	1.3%	1.8%
Data Processing & Outsourced Services	1.1%	1.4%
Soft Drinks & Non-Alcoholic Beverages	1.1%	1.0%
Construction & Engineering	0.7%	0.0%
Advertising	0.6%	0.7%
Oil & Gas Storage & Transportation	0.6%	0.0%
Specialized Finance	0.6%	1.3%
Pharmaceuticals	0.5%	0.7%
Electronic Components	0.4%	0.6%
Home Improvement Retail	0.4%	0.4%
Independent Power Producers & Energy Traders	0.4%	0.0%
Office Services & Supplies	0.4%	0.5%
Transaction & Payment Processing Services	0.4%	0.7%
Copper	0.3%	0.4%
Distributors	0.3%	0.0%
Food Retail	0.2%	0.3%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Leisure Facilities	0.2%	0.2%
Property & Casualty Insurance	0.2%	0.9%
Broadline Retail	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Commodity Chemicals	0.0%	0.6%
Diversified Chemicals	0.0%	0.4%
Fertilizers & Agricultural Chemicals	0.0%	0.4%
Health Care Distributors	0.0%	0.3%
Human Resource & Employment Services	0.0%	0.0%
Insurance Brokers	0.0%	0.2%
Internet Services & Infrastructure	0.0%	0.4%
Oil & Gas Refining & Marketing	0.0%	0.5%
Security & Alarm Services	0.0%	0.4%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	June 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,828,779,731	97.7%	175.8%	$1,325,749,895	96.8%	171.1%
Australia	31,938,566	1.7%	3.1%	32,260,769	2.4%	4.2%
Canada	10,685,963	0.6%	1.0%	10,267,051	0.7%	1.3%
Luxembourg	930,719	0.0%	0.1%	962,725	0.1%	0.1%
Grand Cayman	555,817	0.0%	0.1%	—	0.0%	0.0%
Total	$1,872,890,796	100.0%	180.1%	$1,369,240,440	100.0%	176.7%

As of June 30, 2025 and December 31, 2024, on a fair value basis, 100% of debt investments bore interest at a floating rate and 0% of debt investments bore interest at a fixed rate. As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

Note 5. Derivative Instruments

Risk Exposures and the Use of Derivative Instruments

Derivatives were used to manage exposure to the following risk(s):

•
Interest Rate Risk - Interest rate risk stems from the mismatch of fixed-rate liabilities and floating-rate assets causing cash flows variability due to changes in market interest rates.
•
The Fund is also exposed to additional risks from investing in derivatives, such as liquidity risk and counterparty credit risk. Liquidity risk is the risk that a fund will be unable to close out the derivative in the open market in a timely manner. Counterparty credit risk is the risk that the counterparty will not be able to fulfill its obligation to a fund. Derivative counterparty credit risk is managed through formal evaluation of the creditworthiness of all potential counterparties. Counterparty credit risk related to centrally cleared swaps may be mitigated by the protection provided by the clearinghouse.
•
Investing in derivatives may involve greater risks than investing in the underlying assets directly and, to varying degrees, may involve risk of loss in excess of any initial investment and collateral received and amounts recognized on the consolidated statements of assets and liabilities. In addition, there may be the risk that the change in value of the derivative contract does not correspond to the change in value of the underlying instrument.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following table, which reflects the impacts of derivatives on the financial performance, is a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Primary Risk Exposure / Derivative Type	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Interest Rate Risk
Swaps	$(10,059)	$1,697,905	$(10,059)	$1,697,905
Total Interest Rate Risk	(10,059)	1,697,905	(10,059)	1,697,905
Total	$(10,059)	$1,697,905	$(10,059)	$1,697,905

The following table is a summary of the Fund’s value of derivative instruments by primary risk exposure as of June 30, 2025:

	June 30, 2025
Primary Risk Exposure / Derivative Type	Value
	Asset	Liability
Interest Rate Risk
Swaps (a)	$1,697,905	$—
Total Interest Rate Risk	1,697,905	—
Total Value of Derivatives	$1,697,905	$—
(a)
For centrally cleared swaps, reflects gross cumulative appreciation (depreciation) as presented on the consolidated schedules of investments. On the consolidated statements of assets and liabilities, the period end daily variation margin for centrally cleared swaps is included in receivable or payable for daily variation margin on centrally cleared swaps, and the net cumulative appreciation (depreciation) for centrally cleared swaps is included in total distributable earnings (loss).

The Fund’s volume of activity in interest rate swaps is represented by the average notional amount, which was $105 million and $70 million for the three and six months ended June 30, 2025, respectively. The Fund did not have any derivative activity in 2024.

Note 6. Fair Value Measurements

The Fund categorizes the inputs to valuation techniques used to value its investments, including derivatives, into a disclosure hierarchy consisting of three levels as shown below:

Level 1 — unadjusted quoted prices in active markets for identical investments

Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, etc.)

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of June 30, 2025 and December 31, 2024, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$84,246,959	$1,659,383,901	$1,743,630,860
Second Lien Debt	—	4,628,900	—	4,628,900
Asset-Backed Securities	—	555,817	—	555,817
Preferred Securities	—	7,014,798	—	7,014,798
Equity	—	—	14,147,863	14,147,863
Money Market Mutual Funds	14,805,047	—	—	14,805,047
Fixed Income Mutual Funds	88,107,511	—	—	88,107,511
Total Investments	$102,912,558	$96,446,474	$1,673,531,764	$1,872,890,796
Derivative Instruments:
Assets
Swaps	—	1,697,905	—	1,697,905
Total Derivative Instruments	$—	$1,697,905	$—	$1,697,905

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$144,529,432	$1,144,350,856	$1,288,880,288
Second Lien Debt	—	6,762,630	6,536,627	13,299,257
Equity	—	—	9,064,990	9,064,990
Money Market Mutual Funds	10,026,024	—	—	10,026,024
Fixed Income Mutual Funds	47,969,881	—	—	47,969,881
Total Investments	$57,995,905	$151,292,062	$1,159,952,473	$1,369,240,440

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Purchases of investments	557,578,926	291,967	4,821,383	562,692,276
Proceeds from principal repayments and sales of investments	(47,097,776)	—	—	(47,097,776)
Accretion of discount/ amortization of premium	3,276,368	—	—	3,276,368
Net realized gain (loss)	192,866	—	—	192,866
Transfers into Level 3 (1)	5,170,287	—	—	5,170,287
Transfers out of Level 3 (1)	—	(5,170,287)	—	(5,170,287)
Net change in unrealized appreciation (depreciation)	(4,087,626)	(1,658,307)	261,490	(5,484,443)
Fair value, end of period	$1,659,383,901	$—	$14,147,863	$1,673,531,764
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025	$(12,435,739)	$—	$261,453	$(12,174,286)
(1)
For the six months ended June 30, 2025, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$—	$2,240,826	$427,986,926
Purchases of investments	349,793,514	—	2,237,161	352,030,675
Proceeds from principal repayments and sales of investments	(110,113,669)	—	—	(110,113,669)
Accretion of discount/ amortization of premium	1,050,078	—	—	1,050,078
Net realized gain (loss)	(244,920)	—	—	(244,920)
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—
Net change in unrealized appreciation (depreciation)	1,714,021	—	223,992	1,938,013
Fair value, end of period	$667,945,124	$—	$4,701,979	$672,647,103
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024	$1,989,614	$—	$223,992	$2,213,606
(1)
For the six months ended June 30, 2024, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

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

The following provides information on Level 3 securities held by the Fund that were valued as of June 30, 2025 and December 31, 2024 based on unobservable inputs:

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,659,383,901	Market approach	Transaction price	$98.75	$98.75	$98.75	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
		Discounted cash flow	Yield	8.2%	16.8%	9.8%	Decrease
Equity	14,147,863	Market approach	Transaction price	$1.00	$1.00	$1.00	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	16.5	9.8	Increase
Total	$1,673,531,764

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,144,350,856	Market approach	Transaction price	$98.50	$99.50	$98.83	Increase
		Discounted cash flow	Yield	8.7%	14.1%	10.3%	Decrease
Second Lien Debt	6,536,627	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
Equity	9,064,990	Market approach	Transaction price	$3.10	$1,000.00	$154.92	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.7	17.0	10.1	Increase
Total	$1,159,952,473

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

Financial Instruments Not Carried at Fair Value:

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2025 and December 31, 2024, approximates fair value.

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

The following table details the unfunded loan commitments as of June 30, 2025:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,274,221
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	4,544,781
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
Aptean Inc	Revolving Credit Facility	1/30/2031	848,200
Aptean Inc	Delayed Draw Term Loan	1/30/2031	1,135,558
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	429,459
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	1,867,213
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	4,764,318
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,526,671
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	738,712
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	961,081
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Clydesdale Acquisition Holdings Inc	Delayed Draw Term Loan	4/1/2032	116,667
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	2,499,090
Cytracom LLC	Revolving Credit Facility	6/28/2027	2,037,413
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	15,513,600
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	2,585,600
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	3,397,436
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	2,895,979
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	4,969,251
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,026,144
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	2,950,152
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872

As of June 30, 2025 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	$2,363,636
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	1,401,215
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	2,089,531
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Harvest Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	3,840,131
Harvest Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	6,469,708
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	216,837
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	3,302,627
Infusion Services Management LLC	Delayed Draw Term Loan	7/7/2028	537,197
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	875,030
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	3,260,000
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	966,650
Luminii LLC	Delayed Draw Term Loan	3/21/2030	9,574,107
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	805,078
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
Mobotrex, LLC	Revolving Credit Facility	6/7/2030	3,626,659
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2030	5,782,650
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	1,451,161
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,668,898
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,150,956
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/31/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/31/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	5,796,599
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	345,296
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,007,098
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,500,000
Pla Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	2,729,004
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	3,081,619
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	750,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	11,289,685
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	4,743,414
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	7,963,640
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,618

As of June 30, 2025 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
RPX Corporation	Revolving Credit Facility	8/2/2030	$1,935,898
Rxstrategies, Inc	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,121,391
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Wqs Buyer, LLC	Delayed Draw Term Loan	10/2/2028	4,075,015
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2028	1,802,138
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	3,799,358
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	4,766,300
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	4,717,634
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	2,500,346
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	5,724,538
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	4,551,991
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	2,250,650
Unified Service Partners, LLC	Delayed Draw Term Loan	4/14/2030	6,866,615
Unified Service Partners, LLC	Revolving Credit Facility	4/14/2030	2,641,006
Vip Medical Us Buyer, LLC	Delayed Draw Term Loan	12/12/2028	16,900,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,710,344
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$399,230,676

The following table details the unfunded loan commitments as of December 31, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,312,747
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	777,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	144,071
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	397,376
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	429,459
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	961,081
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	3,667,343
Cytracom, LLC	Revolving Credit Facility	6/28/2027	2,037,413
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,378,205
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
DPT Management, LLC	Revolving Credit Facility	12/18/2027	3,341,514
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	7,825,592
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,206,687
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	446,429
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,163,265
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	7,648,189
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	3,476,450
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	537,197
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	2,275,078
LACO Industries, LLC	Revolving Credit Facility	7/2/2030	1,487,153
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	805,078
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	2,605,773
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,518,656
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,668,898
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251

As of December 31, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	$3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/31/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/31/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	5,796,599
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	3,260,000
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	431,619
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,810,076
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,500,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	3,638,672
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	600,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	11,289,685
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	6,859,706
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	5,108,292
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	8,485,846
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	361,899
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	4,530,979
RxStrategies, Inc.	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,505,429
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	26,922,573
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,802,138
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	7,332,769
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	519,188
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	9,836,331
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USALCO, LLC	Delayed Draw Term Loan	9/30/2031	61,648
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	2,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$321,729,627

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Fund’s asset coverage was 218% and 227%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2025 were approximately $889.3 million and $783.4 million, respectively, and approximately 6.47% and 6.50%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2024 were approximately $287.4 million and $242.8 million, respectively, and approximately 7.28%, and 7.29%, respectively. The Fund’s weighted average interest rate paid as of June 30, 2025 and December 31, 2024 was 6.48% and 6.59%, respectively.

The Fund’s outstanding borrowings as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,130,000,000	$157,433,817	$157,433,817	$—	$972,566,183
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	214,000,000	214,000,000	—	36,000,000
Series 2025A Notes	105,000,000	105,000,000	103,733,859	1,266,141	—
Series 2025B Notes	105,000,000	105,000,000	103,724,805	1,275,195	—
Total	$1,990,000,000	$881,433,817	$878,892,481	$2,541,336	$1,108,566,183

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855	$—	$65,929,145
BSPV Facility	250,000,000	172,000,000	172,000,000	—	78,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000	—	245,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855	$—	$388,929,145

For the three and six months ended June 30, 2025 and 2024 the components of interest expense were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$14,600,898	$5,589,634
Facility unused fees	748,917	169,706
Amortization of deferred financing and debt issuance costs	820,257	305,908
Total Interest Expense	$16,170,072	$6,065,248

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$25,740,935	$9,089,362
Facility unused fees	851,976	423,403
Amortization of deferred financing and debt issuance costs	1,320,763	551,839
Total Interest Expense	$27,913,674	$10,064,604

Revolving Credit Facilities

JPMorgan Lending Facility

On March 17, 2023, the Fund entered into a senior secured revolving credit facility (“JPMorgan Lending Facility”) with JPMorgan Chase Bank, NA (“JPM”) and the lender parties, as amended from time to time. JPM serves as administrative agent and collateral agent under the JPMorgan Lending Facility.

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

On April 10, 2025, the Fund amended and restated the JPMorgan Lending Facility (the “Amendment”). The initial principal commitment amount of the JPMorgan Lending Facility was $460.0 million. On June 13, 2024, the Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $500 million. The principal commitment amount is subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1.0 billion, subject to the satisfaction of certain conditions. Under the Amendment, the principal commitment was increased to approximately $1.1 billion and the accordion provision was increased to approximately $1.7 billion.

The JPMorgan Lending Facility is guaranteed by certain subsidiaries of the Fund and will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the JPMorgan Lending Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the agreement.

The JPMorgan Lending Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $60.0 million limit for swingline loans.

Under the Amendment, the availability period under the JPMorgan Lending Facility will terminate on April 10, 2029 (the “Commitment Termination Date”) and the JPMorgan Lending Facility will mature on April 10, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the JPMorgan Lending Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The agreement includes customary affirmative and negative covenants, including financial covenants requiring the Fund to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of June 30, 2025 and December 31, 2024, the Fund had borrowings of approximately CAD 10.1 million (USD $7.4 million) and CAD 10.2 million (USD $7.1 million), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the three and six months ended June 30, 2025, approximately $0.3 million for each period presented, and for the three and six months ended June 30, 2024, approximately $0.4 million and $0.03 million respectively, of change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation on the Fund’s consolidated statements of operations.

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

Advances under the BSPV Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.55% per annum prior to May 2, 2027 and 3.05% per annum on and after May 2, 2027. The First Amendment provided for the decrease to the applicable margin from 2.55% per annum to 2.35% per annum prior to May 2, 2027 and from 3.05% per annum to 2.85% per annum on and after May 2, 2027. The BSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the BSPV Facility.

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

Unsecured Notes

2025 Senior Notes

On June 12, 2025, the Fund entered into a Master Note Purchase Agreement (the “2025 Note Purchase Agreement”) and authorized the issue and sale of $105 million aggregate principal amount of 6.15% Senior Notes (the “Series 2025A Notes”), due June 12, 2028 and $105 million aggregate principal amount of 6.5% Senior Notes (the “Series 2025B Notes”), due June 12, 2030 (collectively the “2025 Senior Notes”). The 2025 Senior Notes were rated BBB- at issuance by an acceptable rating agency. The 2025 Senior Notes pay a fixed rate of interest per year, and were sold to qualified institutional investors in a private placement offering. The sale of the 2025 Senior Notes generated net proceeds of approximately $207.4 million, including debt issuance costs in connection with the transaction of $2.6 million.

Interest on the 2025 Senior Notes will be due and payable semiannually in June and December each year, beginning in December 2025. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the 2025 Senior Notes cease to have an investment grade rating and the Fund’s minimum secured debt ratio exceeds certain thresholds. The 2025 Senior Notes may be redeemed in whole or in part at any time or from time to time at the Fund’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Fund is obligated to offer to prepay the 2025 Senior Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025 Senior Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness of the Fund.

The 2025 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Fund’s status as a BDC within the meaning of the 1940 Act, (iii) a minimum consolidated net worth as described in the 2025 Note Purchase Agreement, and (iv) a minimum asset coverage ratio of 150%. The 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Fund, certain judgments and orders and certain events of bankruptcy.

Maturities and sinking fund requirements on long-term debt as of June 30, 2025 are as follows.

For the year ended:
2025	$—
2026	—
2027	—
2028	105,000,000
2029	—
2030 and thereafter	105,000,000
$210,000,000

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,895,058	$124,500,923	10,174,576	$260,519,166
Share transfers between classes	—	—	—	—
Distributions reinvested	526,499	13,380,981	1,077,651	27,582,481
Share repurchases	(241,805)	(6,148,463)	(450,491)	(11,478,484)
Early repurchase deduction	—	4,802	—	8,748
Net increase (decrease)	5,179,752	$131,738,243	10,801,736	$276,631,911
CLASS S
Subscriptions	9,412	237,639	31,244	800,583
Share transfers between classes	—	—	—	—
Distributions reinvested	565	14,364	1,169	29,917
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	9,977	$252,003	32,413	$830,500
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	288	25	635
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$288	25	$635
Total net increase (decrease)	5,189,740	$131,990,534	10,834,174	$277,463,046

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,431,569	$88,659,304	6,709,773	$173,401,943
Share transfers between classes	—	—	—	—
Distributions reinvested	298,681	7,722,148	544,209	14,069,401
Share repurchases	(267,690)	(6,920,455)	(290,266)	(7,502,429)
Early repurchase deduction	—	2,098	—	6,648
Net increase (decrease)	3,462,560	$89,463,095	6,963,716	$179,975,563
CLASS S
Subscriptions	1,863	48,250	1,863	48,250
Share transfers between classes	—	—	—	—
Distributions reinvested	10	243	19	480
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	1,873	$48,493	1,882	$48,730
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	259	20	512
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$259	20	$512
Total net increase (decrease)	3,464,444	$89,511,847	6,965,618	$180,024,805

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the six months ended June 30, 2025 and 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54
April 30, 2025	25.27	25.25	25.27
May 31, 2025	25.43	25.41	25.43
June 30, 2025	25.41	25.39	25.41

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78
April 30, 2024	25.84	25.84	25.84
May 31, 2024	25.89	25.89	25.89
June 30, 2024	25.85	25.85	25.85

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the six months ended June 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
			$1.3050	$48,019,166

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
			$1.1963	$83,393

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
			$1.2729	$574

The following tables summarize the Fund’s distributions declared and payable for the six months ended June 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
			$1.3050	$25,936,631

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
			$1.1954	$857

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
			$1.2727	$517

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

The following table summarizes the share repurchases completed during the six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Note 10. Financial Highlights

The financial highlights for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30, 2025
	Class I	Class S	Class D
Per Share Data
Net asset value, beginning of period	$25.75	$25.75	$25.75
Net investment income (loss) A	1.28	1.17	1.25
Net realized and change in unrealized gain (loss) A	(0.31)	(0.33)	(0.32)
Net increase (decrease) in net assets resulting from operations	0.97	0.84	0.93
Distributions	(1.31)	(1.20)	(1.27)
Net asset value, end of period	$25.41	$25.39	$25.41
Total return B	3.82%	3.30%	3.69%
Ratios:
Net investment income (loss) to average net assets D	10.71%	9.85%	10.46%
Expenses to average net assets, gross C,D	8.89%	9.74%	9.14%
Expenses to average net assets, net of waivers C,D,E	8.62%	9.47%	8.87%
Portfolio turnover rate F	13.98%	13.98%	13.98%
Supplemental Data:
Ratio of expenses to average net assets, net of waivers, excluding income and excise tax expense and interest expense C,D,E	2.60%	3.46%	2.85%
Ratio of expenses to average net assets, net of waivers, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.72%	1.58%	0.98%

	Six Months Ended June 30, 2024
	Class I	Class S	Class D
Per Share Data
Net asset value, beginning of period	$25.81	$25.81	$25.81
Net investment income (loss) A	1.35	1.25	1.32
Net realized and change in unrealized gain (loss) A	—	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations	1.35	1.24	1.31
Distributions	(1.31)	(1.20)	(1.27)
Net asset value, end of period	$25.85	$25.85	$25.85
Total return B	5.32%	4.88%	5.19%
Ratios:
Net investment income (loss) to average net assets D	11.27%	10.42%	11.02%
Expenses to average net assets, gross C,D	6.84%	7.69%	7.09%
Expenses to average net assets, net of waivers C,D,E	6.67%	7.52%	6.92%
Portfolio turnover rate F	15.15%	15.15%	15.15%
Supplemental Data:
Ratio of expenses to average net assets, net of waivers, excluding interest expense C,D,E	2.72%	3.57%	2.97%
Ratio of expenses to average net assets, net of waivers, excluding management and incentive fees and interest expense C,D,E	0.72%	1.57%	0.97%

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

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to June 30, 2025, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Fund’s future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed on any forward-looking statements.

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

Expense Limitation Agreement

On April 17, 2025, the Fund entered into an Amended and Restated Expense Limitation Agreement (the “Expense Limitation Agreement”) with the Adviser, effective as of May 1, 2025. Pursuant to the Expense Limitation Agreement, the Adviser is obligated to pay on a monthly basis Other Operating Expenses (as defined below) of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.70% (on an annualized basis) of the Fund’s average net assets (the “Expense Limitation”).“Other Operating Expenses” for a class of shares shall consist of the following expenses of the Fund attributable to such class: the Fund’s organization and offering expenses, professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third-party valuation agent fees, insurance costs, trustee fees, administration fees, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including dealer and underwriter spreads and expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to shareholders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s shareholders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s trustees and officers with respect thereto.

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

Prior to the Expense Limitation Agreement, the Fund entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, for the twelve month period commencing the date of the Expense Support Agreement, September 23, 2022, and unless terminated, for each successive one year period, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Fund’s NAV. The Fund will be obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2025	2024
Investments:
Total investments, beginning of period	$1,363,206,046	$524,521,191
New investments purchased	746,905,463	518,909,504
Payment-in-kind interest capitalized	442,454	—
Net purchases (sales) of short-term securities	4,779,023	(15,208,974)
Net accretion of discount on investments	4,455,200	1,277,144
Net realized gain (loss) on investments	(1,882,802)	(1,027,779)
Investments sold or repaid	(240,389,929)	(118,997,082)
Total Investments, End of Period	$1,877,515,455	$909,474,004

Number of portfolio companies	109	110
Weighted average yield on debt, at amortized cost(1)	9.77%	10.85%
Weighted average yield on debt, at fair value(2)	9.77%	10.87%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0%	0%
(1)
Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each income producing debt investment, excluding unfunded commitments. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of debt investments, excluding unfunded commitments.
(2)
Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each income producing debt investment, excluding unfunded commitments. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of debt investments, excluding unfunded commitments.

Our investments consisted of the following:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,749,268,662	$1,743,630,860	93.1%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	4,819,351	4,628,900	0.2%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	550,000	555,817	0.0%	—	—	0.0%
Preferred Securities	6,988,783	7,014,798	0.4%	—	—	0.0%
Equity	12,586,397	14,147,863	0.8%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	14,805,047	14,805,047	0.8%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	88,497,215	88,107,511	4.7%	47,327,982	47,969,881	3.5%
Total Investments	$1,877,515,455	$1,872,890,796	100.0%	$1,363,206,046	$1,369,240,440	100.0%

As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Health Care Services	11.5%	14.5%
Application Software	10.6%	11.3%
Specialized Consumer Services	9.9%	9.5%
Packaged Foods & Meats	7.4%	4.1%
Mutual Funds	5.5%	4.2%
Diversified Support Services	5.3%	6.6%
Industrial Machinery & Supplies & Components	4.9%	8.0%
Aerospace & Defense	4.5%	1.8%
Trading Companies & Distributors	3.0%	1.1%
Air Freight & Logistics	2.9%	1.1%
Electrical Components & Equipment	2.9%	0.0%
Health Care Technology	2.8%	7.4%
Diversified Financial Services	2.6%	2.0%
IT Consulting & Other Services	2.4%	0.0%
Building Products	2.0%	0.7%
Health Care Facilities	1.9%	2.5%
Health Care Supplies	1.9%	0.6%
Environmental & Facilities Services	1.8%	3.0%
Research & Consulting Services	1.8%	2.4%
Life Sciences Tools & Services	1.5%	2.0%
Paper & Plastic Packaging Products & Materials	1.5%	2.1%
Specialty Chemicals	1.5%	0.7%
Electronic Manufacturing Services	1.3%	1.8%
Data Processing & Outsourced Services	1.1%	1.4%
Soft Drinks & Non-Alcoholic Beverages	1.1%	1.0%
Construction & Engineering	0.7%	0.0%
Advertising	0.6%	0.7%
Oil & Gas Storage & Transportation	0.6%	0.0%
Specialized Finance	0.6%	1.3%
Pharmaceuticals	0.5%	0.7%
Electronic Components	0.4%	0.6%
Home Improvement Retail	0.4%	0.4%
Independent Power Producers & Energy Traders	0.4%	0.0%
Office Services & Supplies	0.4%	0.5%
Transaction & Payment Processing Services	0.4%	0.7%
Copper	0.3%	0.4%
Distributors	0.3%	0.0%
Food Retail	0.2%	0.3%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Leisure Facilities	0.2%	0.2%
Property & Casualty Insurance	0.2%	0.9%
Broadline Retail	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Commodity Chemicals	0.0%	0.6%
Diversified Chemicals	0.0%	0.4%
Fertilizers & Agricultural Chemicals	0.0%	0.4%
Health Care Distributors	0.0%	0.3%
Human Resource & Employment Services	0.0%	0.0%
Insurance Brokers	0.0%	0.2%
Internet Services & Infrastructure	0.0%	0.4%
Oil & Gas Refining & Marketing	0.0%	0.5%
Security & Alarm Services	0.0%	0.4%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	June 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,828,779,731	97.7%	175.8%	$1,325,749,895	96.8%	171.1%
Australia	31,938,566	1.7%	3.1%	32,260,769	2.4%	4.2%
Canada	10,685,963	0.6%	1.0%	10,267,051	0.7%	1.3%
Luxembourg	930,719	0.0%	0.1%	962,725	0.1%	0.1%
Grand Cayman	555,817	0.0%	0.1%	—	0.0%	0.0%
Total	$1,872,890,796	100.0%	180.1%	$1,369,240,440	100.0%	176.7%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	$—	$—
2	1,690,723,541	1,273,075,748
3	55,764,984	29,103,797
4	9,341,850	—
5	—	—
Total	$1,755,830,375	$1,302,179,545

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$48,679,928	$25,894,229	$90,011,337	$45,703,327
Net expenses	24,504,642	11,031,589	42,899,829	18,902,170
Net investment income (loss) before taxes	24,175,286	14,862,640	47,111,508	26,801,157
Provision (benefit) for income and excise taxes	118,307	—	112,229	—
Net investment income (loss) after taxes	24,056,979	14,862,640	46,999,279	26,801,157
Net realized gain (loss)	(1,924,626)	(453,320)	(1,963,189)	(453,987)
Net change in unrealized appreciation (depreciation)	(1,072,420)	1,129,971	(9,405,291)	296,493
Net increase (decrease) in net assets resulting from operations	$21,059,933	$15,539,291	$35,630,799	$26,643,663

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$46,246,472	$24,827,760	$85,670,888	$43,688,893
Dividend income	2,026,995	812,773	3,097,812	1,650,854
Other income	406,461	253,696	1,242,637	363,580
Total Investment Income	$48,679,928	$25,894,229	$90,011,337	$45,703,327

For the three and six months ended June 30, 2025, total investment income was approximately $48.7 million and $90.0 million, respectively, primarily driven by the combination of capital deployment and the continued performance of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was approximately $1.9 billion as of June 30, 2025 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.77%. For the three and six months ended June 30, 2024, total investment income was $25.9 million and $45.7 million, respectively, driven by the combination of the Fund’s deployment of capital and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was $917.0 million as of June 30, 2024 and its weighted average yield on debt and income producing investments, at fair value, was 10.87%.

The elevated interest rate environment of 2023 remained for most of 2024 with the Secured Overnight Financing Rate (“SOFR”) remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. SOFR has subsequently held steady at approximately 4.30% through the end of the second quarter of fiscal 2025. Initially, during 2024, spreads in the lower and core middle market, the Fund’s primary area of focus, modestly compressed but then largely stabilized by the end of the year. While interest rates are considered when determining appropriate capital structures of our borrowers, additional interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow of certain borrowers which could impact their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$16,170,072	$6,065,248	$27,913,674	$10,064,604
Management fees	3,146,157	1,749,476	5,893,643	3,210,454
Income based incentive fees	3,378,908	2,108,026	6,539,392	3,785,319
Capital gains incentive fees	—	122,376	(822,417)	18,474
Distribution and shareholder servicing fees
Class S	4,075	56	7,573	78
Class D	7	7	14	13
Administration fees	813,807	453,724	1,523,249	831,925
Amortization of deferred offering costs	—	—	—	291,680
Board of Trustees’ fees	118,148	54,038	200,825	102,546
Professional fees	1,073,535	200,042	1,576,171	376,044
Registration fees	—	—	459,300	—
Other general and administrative expenses	501,534	415,509	1,173,098	812,594
Total Expenses Before Reductions	25,206,243	11,168,502	44,464,522	19,493,731
Expense support	(701,601)	(136,913)	(1,564,693)	(591,561)
Net Expenses	24,504,642	11,031,589	42,899,829	18,902,170
Provision (benefit) for income and excise taxes	118,307	—	112,229	—
Net Expenses Including Taxes	$24,622,949	$11,031,589	$43,012,058	$18,902,170

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the three and six months ended June 30, 2025, was approximately $16.2 million and $27.9 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and six months ended June 30, 2024, was approximately $6.1 million and $10.1 million, respectively. The increase in interest expense was primarily driven by the increased borrowings under the Fund's credit facilities and the issuance of the 2025 Senior Notes as the Fund continues to move toward target leverage levels. The average principal balance outstanding increased from $242.8 million for the six months ended June 30, 2024 to $783.4 million for the six months ended June 30, 2025.

Management Fees

For the three and six months ended June 30, 2025, management fees were approximately $3.1 million and $5.9 million, respectively. For the three and six months ended June 30, 2024, management fees were approximately $1.7 million and $3.2 million, respectively. The increase in management fees was due to an increase in the average net assets, compared to the three and six months ended June 30, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the three and six months ended June 30, 2025, income based incentive fees were approximately $3.4 million and $6.5 million, respectively. For the three and six months ended June 30, 2024, income based incentive fees were $2.1 million and $3.8 million, respectively. The increase in income based incentive fees was due to growth of the Fund’s income, attributed to continued capital deployment and the performance of the Fund’s investment portfolio, compared to the three and six months ended June 30, 2024.

Capital Gains Incentive Fees

For the three months ended June 30, 2025, the Fund did not recognize any increase or reductions in accrued capital gains incentive fees. For the six months ended June 30, 2025, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.8 million, attributable to net realized and change in unrealized losses of $11.4 million, none of which was payable under the Advisory Agreement. For the three and six months ended June 30, 2024, the Fund accrued capital gains incentive fees of $0.1 million and $0.02 million respectively, attributable to net realized and change in unrealized gains of $0.7 million and net realized loss of $0.2 million, respectively, none of which was payable under the Advisory Agreement. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States of America (“GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses

Professional fees include legal, audit, tax, valuation, technology and other applicable fees incurred related to the management of the Fund. Administration fees represent expenses incurred for services provided by FDS in its capacity as Administrator in accordance with the terms of the Administration Agreement. Other general and administrative expenses include insurance, filing, subscriptions and other costs.

Total other expenses were $2.5 million and $4.9 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.4 million for the three and six months ended June 30, 2024, respectively. Total other expenses were primarily composed of administration fees, other general and administrative expenses, professional fees, registration fees, Board of Trustees’ fees and the amortization of the Fund’s offering costs. Increases in expenses were primarily driven by the larger portfolio and associated costs with managing the Fund, partially offset by a decrease in the amortization of the Fund's offering costs.

The Fund entered into an Expense Limitation Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions.”

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

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected on the Fund’s consolidated financial statements.

As of June 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.3 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million for each period presented, which was comprised of provision for taxes related to income of $0.1 million for each period presented and provision for deferred tax expense related to unrealized gains on investments of approximately $0.04 million and $0.1 million, respectively. For the three and six months ended June 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for deferred tax expense related to unrealized gains on investments of approximately $0.3 million. The Fund did not incur an excise tax for the three and six months ended June 30, 2025 and 2024.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$(1,760,643)	$(1,027,112)	$(2,070,784)	$(1,027,779)
Net realized gain (loss) on non-controlled / affiliate investments	(84,675)	—	188,323	—
Net realized gain (loss) on swaps	(10,059)	—	(10,059)	—
Net realized gain (loss) on foreign currency transactions	(69,249)	573,792	(70,669)	573,792
Net Realized Gain (Loss)	$(1,924,626)	$(453,320)	$(1,963,189)	$(453,987)

For the three and six months ended June 30, 2025, the Fund generated a net realized loss of approximately $1.9 million and $2.0 million primarily driven by the sale of non-controlled / non-affiliate investments. For the three and six months ended June 30, 2024, the Fund generated net realized loss on investments of approximately $1.0 million from the sale of investments. The net realized loss on investments is primarily driven by the sale of several broadly syndicated loan holdings. Post-Liberation day, we made a strategic decision to reduce our broadly syndicated loan exposure to minimize volatility. For the three and six months ended June 30, 2024, the Fund generated a net realized gain of $0.6 million primarily due to repayment of borrowings denominated in foreign currencies.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(2,481,575)	$1,973,455	$(9,627,450)	$770,705
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	70,869	(178,332)	(1,031,603)	(149,760)
Net change in unrealized appreciation (depreciation) on swaps	1,697,905	—	1,697,905	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(317,985)	(366,537)	(308,827)	(25,837)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(41,634)	(298,615)	(135,316)	(298,615)
Net change in unrealized appreciation (depreciation)	$(1,072,420)	$1,129,971	$(9,405,291)	$296,493

For the three and six months ended June 30, 2025, the Fund recorded a net change in unrealized depreciation primarily due primarily to the performance of a small sub-set of underlying assets, most of which were broadly syndicated loans.

The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further contributed to the net change in unrealized depreciation of the year. For the three and six months ended June 30, 2024, the fair value of the Fund’s debt investments increased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset predominantly due to the performance of several broadly syndicated loans and a small number of portfolio companies.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of the Fund’s continuous offering of Common Shares, proceeds from net borrowings on its credit facilities, income earned and repayments on principal on its debt investments. The primary uses of the Fund’s cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of the Fund's operations (including fees paid to the Adviser and expense reimbursements paid to the Fund’s Administrator), (iii) debt service, repayment and other financing costs, (iv) funding repurchases under its share repurchase program and (v) cash distributions to the holders of its shares.

As of June 30, 2025 and December 31, 2024, the Fund had three revolving credit facilities outstanding and two unsecured notes outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 and December 31, 2024, the Fund had $881.4 million and $611.1 million of debt outstanding under its revolving credit facilities and 2025 Senior Notes. As of June 30, 2025 and December 31, 2024 and the Fund’s asset coverage ratio was 218% and 227%, respectively.

Cash as of June 30, 2025, taken together with the Fund’s $1.1 billion of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

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

As of June 30, 2025, the Fund had $27.3 million in cash and $0.2 million in foreign cash. During the six months ended June 30, 2025, cash used in operating activities was $472.1 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $485.8 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

As of June 30, 2024 the Fund had $43.6 million in cash. During the six months ended June 30, 2024, cash used in operating activities was $376.5 million, primarily as a result of funding new investments modestly offset by sales of investments and principal repayments. Cash provided by financing activities was $418.7 million during the period, primarily as a result of new share issuances and net borrowings, partially offset by share repurchases and distributions to shareholders.

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,895,058	$124,500,923	10,174,576	$260,519,166
Share transfers between classes	—	—	—	—
Distributions reinvested	526,499	13,380,981	1,077,651	27,582,481
Share repurchases	(241,805)	(6,148,463)	(450,491)	(11,478,484)
Early repurchase deduction	—	4,802	—	8,748
Net increase (decrease)	5,179,752	$131,738,243	10,801,736	$276,631,911
CLASS S
Subscriptions	9,412	237,639	31,244	800,583
Share transfers between classes	—	—	—	—
Distributions reinvested	565	14,364	1,169	29,917
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	9,977	$252,003	32,413	$830,500
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	288	25	635
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$288	25	$635
Total net increase (decrease)	5,189,740	$131,990,534	10,834,174	$277,463,046

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,431,569	$88,659,304	6,709,773	$173,401,943
Share transfers between classes	—	—	—	—
Distributions reinvested	298,681	7,722,148	544,209	14,069,401
Share repurchases	(267,690)	(6,920,455)	(290,266)	(7,502,429)
Early repurchase deduction	—	2,098	—	6,648
Net increase (decrease)	3,462,560	$89,463,095	6,963,716	$179,975,563
CLASS S
Subscriptions	1,863	48,250	1,863	48,250
Share transfers between classes	—	—	—	—
Distributions reinvested	10	243	19	480
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	1,873	$48,493	1,882	$48,730
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	259	20	512
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$259	20	$512
Total net increase (decrease)	3,464,444	$89,511,847	6,965,618	$180,024,805

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the six months ended June 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
			$1.3050	$48,019,166

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
			$1.1963	$83,393

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
			$1.2729	$574

The following table summarizes the Fund’s distributions declared and payable for the six months ended June 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
			$1.3050	$25,936,631

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
			$1.1954	$857

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
			$1.2727	$517

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

The following tables reflect the sources of distributions that the Fund declared on its Common Shares for the periods presented. The sources listed reflect certain adjustments to GAAP net investment income to estimate net taxable income in accordance with U.S. federal tax rules.

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the six months ended June 30, 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.26	$46,215,869	$1.16	$80,306	$1.23	$553
Accumulated undistributed taxable net investment income from prior periods	0.02	467,064	0.01	734	0.01	6
Distributions in excess of net investment income	0.03	1,336,233	0.03	2,353	0.03	15
Total	$1.31	$48,019,166	$1.20	$83,393	$1.27	$574

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the six months ended June 30, 2024.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.19	$23,850,321	$1.09	$812	$1.15	$469
Accumulated undistributed taxable net investment income from prior periods	0.12	2,086,310	0.11	45	0.12	48
Total	$1.31	$25,936,631	$1.20	$857	$1.27	$517

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

The following table summarizes the share repurchases completed during the six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 29, 2024	5%	$25.78	March 29, 2024	$577,424	22,576	0.14%
May 31, 2024	5%	$25.85	June 28, 2024	$6,918,357	267,690	1.18%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2025 were $889.3 million and $783.4 million, respectively, and 6.47% and 6.50%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2024 were $287.4 million and $242.8 million, respectively, and 7.28% and 7.29%, respectively. The increase in interest expense was primarily driven by the increased borrowings of the Fund as it continues to scale. The Fund’s weighted average interest rate paid as of June 30, 2025 and December 31, 2024 was 6.48% and 6.59%, respectively. The Fund’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,130,000,000	$157,433,817	$157,433,817	$—	$972,566,183
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	214,000,000	214,000,000	—	36,000,000
Series 2025A Notes	105,000,000	105,000,000	103,733,859	1,266,141	—
Series 2025B Notes	105,000,000	105,000,000	103,724,805	1,275,195	—
Total	$1,990,000,000	$881,433,817	$878,892,481	$2,541,336	$1,108,566,183

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855	$—	$65,929,145
BSPV Facility	250,000,000	172,000,000	172,000,000	—	78,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000	—	245,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855	$—	$388,929,145

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

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $399.2 million and $321.7 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of June 30, 2025, management is not aware of any pending or threatened material litigation.

Related-Party Transactions

The Fund has entered into a number of business relationships with affiliated or related parties, including the following;

•
Advisory Agreement;
•
Administration Agreement;
•
Transfer Agent Agreement;
•
Managing Dealer Agreement;
•
Amended and Restated Expense Limitation Agreement;
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

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. Swaps are marked-to-market daily based on valuations from third party pricing services, registered derivatives clearing organizations (clearinghouses) or broker-supplied valuations. These pricing sources may utilize inputs such as interest rate curves, credit spread curves, default possibilities and recovery rates. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment.

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

As of June 30, 2025, 100% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statement of assets and liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$53,942,927	$26,366,774	$27,576,153
Up 200 basis points	35,961,951	17,577,850	18,384,101
Up 100 basis points	17,980,976	8,788,925	9,192,051
Down 100 basis points	(17,980,976)	(8,788,925)	(9,192,051)
Down 200 basis points	(35,895,176)	(17,577,850)	(18,317,326)
Down 300 basis points	(53,649,662)	(26,366,774)	(27,282,888)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed on our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025, as well as the risk factors set forth on our registration statement on Form N-2, filed with the SEC on April 18, 2025.

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

The following table presents the share repurchases completed for the six months ended June 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

For additional information, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 9. Net Assets.”

Recent Sales of Unregistered Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with SEC on April 28, 2025 and May 29, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Declaration of Trust of the Registrant.(1)
3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.(1)
3.3	Third Amended and Restated Bylaws of the Registrant.(1)
10.1	Amended and Restated Senior Secured Revolving Credit Agreement.(2)
10.2	Amended and Restated Expense Limitation Agreement.(3)
10.3	Master Note Purchase Agreement.(4)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed as an Exhibit to the Fund’s Form 10-K (File No. 814-01571), filed on March 22, 2023.
(2)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on April 16, 2025.
(3)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on April 21, 2025.
(4)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on June 13, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT FUND

Date: August 14, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: August 14, 2025	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909885.102

BDC-10Q2-0825