Form 10-Q
period 2025-09-30
Fidelity Private Credit Fund
filed 2025-11-12
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 7, 2025 was 48,294,164, 105,963 and 475 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,916,667,067 and $1,315,878,064 as of September 30, 2025 and December 31, 2024, respectively)	$1,905,694,999	$1,321,270,559
Non-controlled / affiliate investments (amortized cost $136,427,205 and $47,327,982 as of September 30, 2025 and December 31, 2024, respectively)	135,839,014	47,969,881
Cash	35,339,292	18,260,082
Foreign cash (cost $162,182 and $80,238 as of September 30, 2025 and December 31, 2024, respectively)	160,252	78,147
Segregated cash with brokers for derivative instruments	4,441,058	—
Receivable for daily variation margin on centrally cleared swaps	90,544	—
Deferred financing costs	13,578,614	6,643,073
Receivables from sales and paydowns of investments	2,524,887	5,451,608
Interest receivable	21,431,628	17,605,385
Dividend receivable	866,977	344,043
Prepaid expenses and other assets	7,899	100,776
Total Assets	$2,119,975,164	$1,417,723,554
Liabilities
Debt (net of unamortized debt issuance costs $2,386,695 and $0 as of September 30, 2025 and December 31, 2024, respectively)	914,726,907	611,070,855
Payable for purchases of investments	3,910,206	3,960,000
Payable for capital shares repurchased	7,463,876	5,590,585
Distributions payable	8,855,821	11,207,148
Interest payable	14,302,580	5,229,723
Deferred revenue	436,084	—
Management fee payable	1,225,483	818,848
Income based incentive fee payable	3,807,793	2,805,856
Capital gains incentive fee payable	—	822,417
Due to affiliates, net	460,158	201,579
Other accounts payable and accrued liabilities	971,807	921,862
Total Liabilities	$956,160,715	$642,628,873
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 46,059,314 and 30,097,549 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	460,593	300,975
Paid-in-capital in excess of par value	1,176,094,307	768,540,291
Total distributable earnings (loss)	(12,740,451)	6,253,415
Total Net Assets	$1,163,814,449	$775,094,681
Total Liabilities and Net Assets	$2,119,975,164	$1,417,723,554

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	September 30, 2025	December 31, 2024
	(unaudited)
Class I Shares
Net assets	$1,161,183,799	$773,886,854
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	45,955,107	30,050,646
Net asset value per share	$25.27	$25.75

Class S Shares
Net assets	$2,618,743	$1,196,615
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	103,736	46,468
Net asset value per share	$25.24	$25.75

Class D Shares
Net assets	$11,907	$11,212
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	471	435
Net asset value per share⁽¹⁾	$25.27	$25.75
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
From non-controlled / non-affiliate investments
Interest income	$49,018,676	$30,117,236	$134,689,564	$73,806,129
Dividend income	266,780	216,606	660,303	656,330
Other income	772,395	499,852	2,015,032	863,432
From non-controlled / affiliate investments
Dividend income	2,132,317	821,312	4,836,606	2,032,442
Total Investment Income	52,190,168	31,655,006	142,201,505	77,358,333
Expenses
Interest expense	16,030,842	8,210,230	43,944,516	18,274,834
Management fees	3,540,081	2,013,097	9,433,724	5,223,551
Income based incentive fees	3,807,793	2,536,534	10,347,185	6,321,853
Capital gains incentive fees	—	(559,708)	(822,417)	(541,234)
Distribution and shareholder servicing fees
Class S	5,162	474	12,735	552
Class D	8	7	22	20
Administration fees	914,914	521,000	2,438,163	1,352,925
Amortization of deferred offering costs	—	—	—	291,680
Board of Trustees’ fees	103,730	57,279	304,555	159,825
Professional fees	493,136	272,750	2,069,307	648,794
Registration fees	20,882	—	480,182	—
Other general and administrative expenses	591,211	542,427	1,764,309	1,355,021
Total Expenses Before Reductions	25,507,759	13,594,090	69,972,281	33,087,821
Expense support	(46,827)	(213,374)	(1,611,520)	(804,935)
Net Expenses	25,460,932	13,380,716	68,360,761	32,282,886
Net Investment Income (Loss) Before Taxes	26,729,236	18,274,290	73,840,744	45,075,447
Net change in provision (benefit) for income and excise taxes	16,779	168,493	129,008	168,493
Net Investment Income (Loss) After Taxes	26,712,457	18,105,797	73,711,736	44,906,954

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	150,295	571,676	(1,920,489)	(456,103)
Net realized gain (loss) on non-controlled / affiliate investments	—	—	188,323	—
Net realized gain (loss) on swaps	(30,674)	—	(40,733)	—
Net realized gain (loss) on foreign currency transactions	(57,614)	2	(128,283)	573,794
Benefit (provision) for taxes on realized gain on investments	—	(54,990)	—	(54,990)
Net realized gain (loss)	62,007	516,688	(1,901,182)	62,701
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(6,737,113)	(5,400,045)	(16,364,563)	(4,629,330)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(198,487)	534,223	(1,230,090)	384,463
Net change in unrealized appreciation (depreciation) on swaps	(106,465)	—	1,591,440	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	210,542	—	(98,285)	(25,837)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	107,499	159,104	(27,817)	(139,521)
Net change in unrealized appreciation (depreciation)	(6,724,024)	(4,706,718)	(16,129,315)	(4,410,225)
Net Realized and Change in Unrealized Gains (Losses)	(6,662,017)	(4,190,030)	(18,030,497)	(4,347,524)
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,050,440	$13,915,767	$55,681,239	$40,559,430

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$26,712,457	$18,105,797	$73,711,736	$44,906,954
Net realized gain (loss)	62,007	516,688	(1,901,182)	62,701
Net change in unrealized appreciation (depreciation)	(6,724,024)	(4,706,718)	(16,129,315)	(4,410,225)
Net increase (decrease) in net assets resulting from operations	20,050,440	13,915,767	55,681,239	40,559,430
Distributions to Common Shareholders:
Class I	(26,519,868)	(16,291,475)	(74,539,034)	(42,228,106)
Class S	(51,833)	(5,118)	(135,226)	(5,975)
Class D	(271)	(268)	(845)	(785)
Net decrease in net assets resulting from distributions	(26,571,972)	(16,296,861)	(74,675,105)	(42,234,866)
Share Transactions:
Class I:
Proceeds from shares sold	122,404,540	84,131,811	382,923,706	257,533,754
Distributions reinvested	14,679,473	8,666,169	42,261,954	22,735,570
Repurchased shares, net of early repurchase deduction	(7,463,876)	(1,883,101)	(18,933,612)	(9,378,882)
Net increase (decrease) in net assets from share transactions	129,620,137	90,914,879	406,252,048	270,890,442
Class S:
Proceeds from shares sold	610,521	193,474	1,411,104	241,724
Distributions reinvested	19,649	2,677	49,566	3,157
Net increase (decrease) in net assets from share transactions	630,170	196,151	1,460,670	244,881
Class D:
Proceeds from shares sold	—	—	—	—
Distributions reinvested	281	266	916	778
Net increase (decrease) in net assets from share transactions	281	266	916	778
Total increase (decrease) in net assets	123,729,056	88,730,202	388,719,768	269,460,665
Net assets, beginning of period	1,040,085,393	586,517,791	775,094,681	405,787,328
Net Assets, End of Period	$1,163,814,449	$675,247,993	$1,163,814,449	$675,247,993

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$55,681,239	$40,559,430
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(1,036,762,714)	(775,171,506)
Proceeds from sales of investments and principal repayments	344,613,482	187,826,086
Net proceeds (payments) from sales (purchases) of short-term securities	7,870,538	12,804,016
Net realized (gain) loss on investments	1,732,166	456,103
Net realized (gain) loss on foreign currency transactions	128,283	(573,794)
Net change in unrealized (appreciation) depreciation on investments	17,594,653	4,244,867
Net change in unrealized (appreciation) depreciation on foreign currency translation	98,285	25,837
Payment-in-kind interest capitalized	(844,761)	—
Net accretion of discount and amortization of premium	(6,496,937)	(3,697,366)
Amortization of deferred financing and debt issuance costs	2,313,147	990,769
Amortization of deferred offering costs	—	291,680
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	2,926,721	(13,294,959)
(Increase) decrease in receivable for daily variation margin on centrally cleared swaps	(90,544)	—
(Increase) decrease in interest receivable	(3,826,243)	(8,569,215)
(Increase) decrease in dividend receivable	(522,934)	(130,292)
(Increase) decrease in due from affiliates, net	—	561,250
(Increase) decrease in prepaid expenses and other assets	92,877	(67,749)
Increase (decrease) in payable for purchases of investments	(49,794)	(24,007,088)
Increase (decrease) in deferred revenue	436,084	—
Increase (decrease) in interest payable	9,072,857	3,168,727
Increase (decrease) in income based incentive fee payable	1,001,937	2,536,534
Increase (decrease) in capital gains incentive fee payable	(822,417)	(541,234)
Increase (decrease) in excise tax payable	—	(66,312)
Increase (decrease) in management fee payable	406,635	1,419,246
Increase (decrease) in due to affiliates, net	258,579	309,561
Increase (decrease) in other accounts payable and accrued liabilities	49,945	549,920
Net Cash Provided by (Used in) Operating Activities	(605,138,916)	(570,375,489)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Financing Activities:
Payment of deferred financing and debt issuance costs	(11,635,383)	(3,634,542)
Proceeds from issuance of Common Shares	384,334,810	253,768,398
Repurchased shares, net of early repurchase deduction paid	(17,060,321)	(7,522,921)
Capital distributions	(34,713,996)	(17,157,053)
Proceeds from borrowings	934,992,138	407,500,000
Repayment of borrowings	(629,192,153)	(40,294,309)
Net Cash Provided by (Used in) Financing Activities	626,725,095	592,659,573
Net increase (decrease) in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments	21,586,179	22,284,084
Effect of foreign currency exchange rates changes	16,194	(6,193)
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, beginning of the period	18,338,229	1,436,609
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, End of the Period	$39,940,602	$23,714,500
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$42,312,436	$22,739,505
Reinvestment of distributions	$(42,312,436)	$(22,739,505)
Non-cash purchases of payment-in-kind securities	$844,761	$—
Non-cash interest income from payment-in-kind securities	$(844,761)	$—
Cash paid for state and federal taxes	$337,100	$66,312
Cash paid for interest expense	$32,558,512	$14,115,338
The amounts included in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments include the following:
Cash	$35,339,292	$23,714,500
Foreign cash	160,252	—
Segregated cash with brokers for derivative instruments	4,441,058	—
Total Cash, Foreign cash, and Segregated cash with brokers for derivative instruments shown in the consolidated statements of cash flows	$39,940,602	$23,714,500

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.50%	4/26/2029	7,408,002	$7,290,767	$7,408,002
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/26/2029	-	(30,092)	-
MMGY Global LLC (i)(l)(r)	Term Loan	SOFR + 5.50%	9.50%	4/26/2029	2,955,267	2,915,285	2,955,267
Penn Quarter Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.20%	8/25/2031	6,926,761	6,841,039	6,840,176
Penn Quarter Partners, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/25/2031	-	(31,982)	(32,469)
Penn Quarter Partners, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/25/2031	-	(31,946)	(32,469)
						16,953,071	17,138,507	1.48%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)(r)	Term Loan	SOFR + 4.75%	9.10%	5/3/2029	7,064,349	6,920,219	7,064,349
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	9.05%	5/3/2028	941,467	920,455	941,467
Cadence - Southwick, Inc. (i)(q)	Term Loan	SOFR + 4.75%	9.18%	5/3/2029	1,314,521	1,295,138	1,314,521
Keel Platform LLC (f)(j)(l)(m)	Delayed Draw Term Loan	-	-	1/19/2031	-	(26,841)	-
Keel Platform LLC (j)(l)(m)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	1/19/2031	14,601,364	14,412,115	14,601,364
Tex-Tech Industries Inc (j)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.14%	1/13/2031	21,123,208	20,935,046	21,123,208
Tex-Tech Industries Inc (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.17%	1/13/2031	1,415,290	1,387,440	1,415,290
Tex-Tech Industries Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 5.00%	9.14%	1/13/2031	235,882	202,465	235,882
Tighitco Inc (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.04%	2/28/2030	35,830,346	35,329,328	35,400,382
Tighitco Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	10.08%	2/28/2030	2,925,845	2,866,002	2,871,829
						84,241,367	84,968,292	7.30%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(l)(m)	Term Loan	SOFR + 5.75%	9.95%	11/27/2030	3,083,453	3,042,626	3,003,283
Dynamic Connections, Ltd (i)(l)(m)(t)	Term Loan	CORRA + 5.75%	8.74%	11/27/2030	10,072,614	7,087,842	7,063,930
Dynamic Connections, Ltd (f)(i)(l)(m)	Delayed Draw Term Loan	-	-	11/27/2030	-	(87,354)	(175,599)
Dynamic Connections, Ltd (f)(i)(l)(m)	Revolving Credit Facility	-	-	11/27/2030	-	(29,081)	(58,533)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Pla Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.67%	11/22/2029	28,891,058	$28,403,128	$27,273,159
Pla Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	11/22/2029	-	(30,279)	(101,883)
Pla Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.67%	11/22/2029	1,728,369	1,667,899	1,524,604
R1 Holdings, LLC (i)(q)	Term Loan	SOFR + 6.25%	10.56%	12/29/2028	5,271,490	5,142,528	5,218,775
STG Distribution LLC (h)(l)(m)	Term Loan	SOFR + 8.25% (7.25% PIK)	12.57%	10/3/2029	4,251,883	4,073,402	4,086,060
STG Distribution LLC (h)(l)(m)	Term Loan	SOFR + 7.50% (6.50% PIK)	11.82%	10/3/2029	9,162,857	9,162,857	2,455,646
						58,433,568	50,289,442	4.31%
Application Software
ACP Avenu Midco LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.29%	10/2/2029	16,886,719	16,542,343	16,819,172
ACP Avenu Midco LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2029	-	(50,488)	(18,179)
ACP Avenu Midco LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	10/2/2029	9,264,851	9,092,448	9,227,792
ACP Avenu Midco LLC (i)(r)	Term Loan	SOFR + 5.00%	9.29%	10/2/2029	11,941,304	11,829,918	11,893,539
ACP Avenu Midco LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2029	-	(45,819)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.00%	9.32%	10/2/2029	4,472,554	4,428,697	4,454,664
ACP Falcon Buyer Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.79%	8/1/2029	20,852,143	20,398,067	20,852,143
ACP Falcon Buyer Inc (f)(i)(l)	Revolving Credit Facility	-	-	8/1/2029	-	(19,385)	-
Alegeus Technologies Holdings Corp (i)(l)(q)(r)	Term Loan	SOFR + 6.75%	11.06%	11/5/2029	32,499,178	31,832,479	32,304,183
Aptean Inc (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	1/30/2031	12,119,653	12,038,146	12,071,175
Aptean Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	9.77%	1/30/2031	82,397	76,310	79,004
Aptean Inc (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2031	-	(3,470)	(1,541)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(q)	Term Loan	SOFR + 5.00%	9.08%	12/9/2029	5,086,852	4,934,040	5,086,852
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR + 5.00%	9.08%	12/9/2029	26,931,356	26,512,483	26,931,356
Cytracom LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	10.16%	6/28/2027	12,428,217	12,349,651	12,341,220
Cytracom LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.16%	6/28/2027	1,779,476	1,763,468	1,763,244
Cytracom LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/28/2027	-	(11,931)	(14,262)
Finastra USA Inc (i)(l)(m)	Term Loan	SOFR + 7.25%	11.29%	9/13/2029	3,076,903	3,036,245	3,076,903

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Modena Buyer LLC (g)(l)(m)	Term Loan	SOFR + 4.50%	8.81%	7/1/2031	4,967,475	$4,877,898	$4,900,066
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	9.14%	9/16/2028	5,042,200	4,930,560	5,042,200
Routeware, Inc (i)(l)(q)	Term Loan	SOFR + 5.25%	9.28%	9/18/2031	18,277,206	18,117,210	18,185,820
Routeware, Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.31%	9/18/2031	522,206	483,777	519,595
Routeware, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	9.39%	9/18/2031	391,654	374,928	381,863
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR + 7.50%	11.63%	4/5/2029	10,000,000	9,757,074	9,960,000
X.AI LLC (g)(l)(m)	Term Loan	SOFR + 7.25%	11.12%	6/28/2030	1,995,000	1,912,706	1,927,669
						195,157,355	197,784,478	16.99%
Building Products
Oscar Acquisitionco LLC (g)(k)(l)(m)	Term Loan	SOFR + 4.25%	8.25%	4/29/2029	4,911,392	4,909,224	4,577,663
Tgnl Purchaser LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.16%	6/25/2031	31,723,483	31,334,945	31,326,940
Tgnl Purchaser LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/25/2031	-	(76,306)	(79,507)
						36,167,863	35,825,096	3.07%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.00%	4/9/2030	12,013,029	11,845,100	11,784,781
BPCP Craftsman Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/9/2030	-	(108,194)	(182,632)
BPCP Craftsman Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.00%	4/9/2030	264,684	192,706	164,104
						11,929,612	11,766,253	1.00%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.70%	6/29/2027	19,786,111	19,631,892	19,786,111
Vrc Companies LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.04%	6/29/2027	4,175,000	4,077,368	4,115,000
						23,709,260	23,901,111	2.05%
Distributors
Gloves Buyer Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.00%	8.16%	5/24/2032	2,000,000	1,995,000	1,938,000
						1,995,000	1,938,000	0.17%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.29%	11/1/2030	16,950,711	16,765,836	16,849,006

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/1/2030	-	$(30,226)	$(17,079)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	11/1/2030	-	(50,274)	-
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.29%	11/1/2030	19,623,750	19,398,305	19,506,007
Cub Financing Intermediate, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	6/28/2030	11,677,405	11,590,078	11,688,554
Cub Financing Intermediate, LLC (f)(k)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	6/28/2030	2,231,554	2,198,733	2,231,554
						49,872,452	50,258,042	4.32%
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.25%	10.38%	9/19/2028	20,208,139	20,008,183	20,006,058
All-Lift Systems, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25%	10.41%	9/19/2028	488,907	456,669	456,313
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.90%	6/1/2027	14,680,547	14,472,685	13,829,075
American Trailer Rental Group, LLC (i)(q)	Term Loan	SOFR + 5.75%	9.90%	6/1/2027	4,906,063	4,844,820	4,621,511
Brand Industrial Services Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.50%	8.80%	8/1/2030	5,905,100	5,864,713	5,338,210
Eversmith Brands Intermediate Holding Company (i)(l)(q)	Term Loan	SOFR + 5.00%	9.31%	6/17/2030	4,559,909	4,503,008	4,559,909
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	6/17/2030	255,894	235,351	255,894
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.00%	6/17/2030	115,441	104,813	115,441
Hy-Tek Opco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.52%	9/19/2028	35,304,850	34,955,536	34,951,802
Hy-Tek Opco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2028	-	(65,883)	(66,613)
Identiti Resources LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.16%	11/1/2029	18,563,025	18,328,132	18,321,706
Identiti Resources LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.20%	11/1/2029	7,609,949	7,516,279	7,511,019
Identiti Resources LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.16%	11/1/2029	291,702	259,113	257,228
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	9.16%	11/1/2029	5,762,789	5,678,441	5,687,872
Mri Acquisitions, Inc (i)(l)	Term Loan	SOFR + 6.25%	10.40%	7/1/2026	5,315,199	5,272,559	5,001,602
National Power, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.16%	10/20/2029	14,149,092	14,030,456	14,106,645
National Power, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/20/2029	-	(63,339)	(23,228)
National Power, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.16%	10/20/2029	929,104	897,475	917,490
Perimeter Solutions Group, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.50%	10/2/2030	19,922,289	19,716,592	19,822,678

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.50%	10/2/2030	5,463,807	$5,380,387	$5,436,489
Perimeter Solutions Group, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.50%	8.66%	10/2/2030	1,250,000	1,223,872	1,237,500
						163,619,862	162,344,601	13.95%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.00%	3/21/2030	29,055,022	28,647,994	29,055,022
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/21/2030	-	(129,258)	-
Luminii LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/21/2030	-	(64,458)	-
Warshaw Opco LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	9.75%	3/27/2030	23,305,871	22,975,566	22,233,800
Warshaw Opco LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.75%	10.18%	3/27/2030	2,088,505	1,987,875	1,748,000
						53,417,719	53,036,822	4.56%
Electronic Components
Eds Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	1/10/2029	8,264,146	8,142,570	8,264,146
Eds Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/10/2029	-	(10,781)	-
						8,131,789	8,264,146	0.71%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.56%	11/4/2030	23,861,726	23,550,460	23,742,417
Principal Lighting Group Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/4/2030	-	(41,723)	(16,341)
						23,508,737	23,726,076	2.04%
Environmental & Facilities Services
Dragonfly Pond Works (i)(l)	Term Loan	SOFR + 5.25%	9.25%	8/16/2030	6,623,973	6,538,642	6,623,973
Dragonfly Pond Works (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.40%	8/16/2030	2,847,293	2,781,882	2,847,293
Dragonfly Pond Works (f)(i)(l)	Revolving Credit Facility	-	-	8/16/2030	-	(23,940)	-
Scp Mechanical Services Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.95%	8/20/2031	11,918,009	11,769,460	11,769,034
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/20/2031	-	(31,341)	(31,923)
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/20/2031	-	(73,238)	(74,488)
						20,961,465	21,133,889	1.81%
Fertilizers & Agricultural Chemicals

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.50%	8.66%	11/15/2030	985,000	$982,929	$918,690
						982,929	918,690	0.08%
Food Retail
Cardenas Merger Sub LLC (g)(j)(l)(m)	Term Loan	SOFR + 6.75%	10.85%	8/1/2029	4,843,364	4,757,652	4,099,375
						4,757,652	4,099,375	0.35%
Health Care Facilities
Infusion Services Management LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.37%	7/7/2028	11,669,762	11,448,042	11,669,762
Infusion Services Management LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.37%	7/7/2028	3,838,808	3,796,835	3,838,808
Infusion Services Management LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.37%	7/7/2028	1,575,054	1,501,843	1,575,054
Infusion Services Management LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.87%	7/7/2028	15,824,410	15,591,067	15,824,410
						32,337,787	32,908,034	2.83%
Health Care Services
Ab Centers Acquisition Corporation (j)(q)(r)	Term Loan	SOFR + 5.25%	9.47%	7/2/2031	19,414,568	19,174,826	19,336,910
Ab Centers Acquisition Corporation (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.47%	7/2/2031	1,273,249	1,243,461	1,268,148
Ab Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility	-	-	7/2/2031	-	(21,959)	(7,113)
Ab Centers Acquisition Corporation (j)(l)(q)	Term Loan	SOFR + 5.25%	9.41%	7/2/2031	7,096,840	7,065,584	7,068,452
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	9.47%	7/2/2031	8,947,368	8,880,263	8,911,579
Bebright Mso, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.75%	6/3/2030	9,219,364	9,141,886	9,219,364
Bebright Mso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.75%	6/3/2030	7,400,558	7,342,463	7,400,558
Bebright Mso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/3/2030	-	(27,184)	-
Bebright Mso, LLC (i)(r)	Term Loan	SOFR + 5.25%	9.25%	6/3/2030	1,420,575	1,406,500	1,417,734
Bebright Mso, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	6/3/2030	-	(62,932)	-
Dpt Management, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.66%	12/18/2027	23,878,459	23,696,089	22,612,901
Dpt Management, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	12/18/2027	-	(41,320)	(295,167)
Dpt Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.66%	12/18/2027	445,535	420,791	268,435
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(q)(r)	Term Loan	SOFR + 6.50%	10.62%	1/3/2029	9,239,898	9,058,933	9,239,898

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (i)(l)(q)	Term Loan	SOFR + 6.00%	10.12%	1/3/2029	10,583,092	$10,435,706	$10,583,092
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.87%	1/3/2029	6,676,818	6,563,785	6,676,818
Future Care Associates LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	9.51%	1/27/2029	17,042,822	16,799,051	16,991,693
Future Care Associates LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.51%	1/27/2029	14,812,500	14,599,758	14,768,063
HAH Group Holding Co LLC (g)(l)(m)	Term Loan	SOFR + 5.00%	9.16%	9/24/2031	4,962,500	4,872,899	4,455,382
Houseworks Holdings, LLC (i)(r)	Term Loan	SOFR + 5.50%	9.50%	12/15/2028	4,862,500	4,739,046	4,862,500
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.60%	12/15/2028	293,367	283,986	293,367
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.70%	12/15/2028	3,000,000	2,938,356	3,000,000
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.70%	12/15/2028	861,684	847,288	861,684
NE Ortho Management Services, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	12/13/2030	-	(100,888)	-
NE Ortho Management Services, LLC (f)(i)(l)	Revolving Credit Facility	-	-	12/13/2030	-	(25,192)	-
NE Ortho Management Services, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.00%	12/13/2030	12,496,501	12,328,641	12,496,501
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.00%	12/13/2030	5,796,599	5,720,881	5,796,599
The Smilist Dso, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.00%	4/4/2029	16,922,460	16,632,662	16,922,460
The Smilist Dso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2029	-	(14,725)	-
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	4/4/2029	3,674,092	3,615,478	3,674,092
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	4/4/2029	4,575,050	4,501,762	4,575,050
The Smilist Dso, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.25%	4/4/2029	6,190,545	6,123,878	6,184,354
Tiger Healthcare Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	2/27/2030	5,723,601	5,595,609	5,170,383
Tiger Healthcare Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.00%	2/27/2030	11,083,564	10,886,051	10,396,383
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.50%	2/27/2030	500,000	483,382	438,000
Together Women's Health LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	8/26/2031	13,334,793	13,168,400	13,168,108
Together Women's Health LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	8/26/2031	1,705,613	1,617,585	1,616,456
Together Women's Health LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(28,618)	(29,073)
Vip Medical Us Buyer, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.51%	12/12/2028	5,460,588	5,364,944	5,460,588
Vip Medical Us Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	12/12/2028	-	(153,805)	-
Vip Medical Us Buyer, LLC (i)(l)(r)	Term Loan	SOFR + 5.25%	9.51%	12/12/2028	10,348,000	10,254,546	10,348,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$245,327,867	$245,152,199	21.05%
Health Care Supplies
C2dx, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.70%	3/19/2030	7,518,856	7,427,337	7,518,856
C2dx, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.70%	3/19/2030	443,227	420,854	443,227
C2dx, Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.70%	3/19/2030	4,165,104	4,109,865	4,165,104
Premier Dental Products Company LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.25%	1/31/2031	23,586,237	23,268,682	22,807,892
Premier Dental Products Company LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/31/2031	-	(63,168)	(241,789)
Premier Dental Products Company LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/31/2031	-	(63,419)	(156,451)
						35,100,151	34,536,839	2.98%
Health Care Technology
Harmony Hit US Holdings Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.16%	12/3/2030	23,179,279	22,920,134	22,970,665
Harmony Hit US Holdings Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	12/3/2030	-	(25,601)	(13,002)
Harmony Hit US Holdings Inc (f)(i)(l)	Revolving Credit Facility	-	-	12/3/2030	-	(42,969)	(35,775)
Rxstrategies, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.31%	8/12/2030	29,220,070	28,853,466	29,220,070
Rxstrategies, Inc (f)(i)(l)	Revolving Credit Facility	-	-	8/12/2030	-	(30,523)	-
						51,674,507	52,141,958	4.48%
Home Improvement Retail
LBM Acquisition LLC (g)(j)(l)(m)	Term Loan	SOFR + 3.75%	7.99%	6/6/2031	3,950,000	3,915,986	3,848,090
						3,915,986	3,848,090	0.33%
Hotels, Resorts & Cruise Lines
Horizon US Finco LP (g)(l)(m)	Term Loan	SOFR + 4.50%	8.81%	10/31/2031	3,968,385	3,932,045	3,884,056
						3,932,045	3,884,056	0.33%
Independent Power Producers & Energy Traders
Natgasoline LLC (g)(l)(m)	Term Loan	SOFR + 5.50%	9.50%	3/29/2030	6,912,500	6,718,457	6,975,888
						6,718,457	6,975,888	0.60%
Industrial Machinery & Supplies & Components

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Endurance PT Technology Buyer Corporation (i)(q)	Term Loan	SOFR + 5.50%	9.66%	2/28/2030	17,925,918	$17,636,641	$17,925,918
Endurance PT Technology Buyer Corporation (f)(i)(l)	Revolving Credit Facility	-	-	2/28/2030	-	(14,822)	-
Endurance PT Technology Buyer Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.41%	2/28/2030	15,010,884	14,793,459	15,010,884
La-Co Industries, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.00%	7/2/2030	17,704,189	17,480,456	17,668,781
La-Co Industries, Inc (f)(i)(l)	Revolving Credit Facility	-	-	7/2/2030	-	(17,755)	(2,974)
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	11.15%	1/9/2029	10,755,044	10,553,986	10,755,044
						60,431,965	61,357,653	5.27%
IT Consulting & Other Services
Digital Experience Services, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.20%	4/25/2030	15,474,816	15,256,650	15,149,844
Digital Experience Services, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/25/2030	-	(106,633)	(209,434)
Digital Experience Services, LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/25/2030	-	(35,484)	(54,298)
Insight Technology Operation LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.50%	3/31/2031	29,078,290	28,665,611	28,496,725
Insight Technology Operation LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/31/2031	-	(58,346)	(84,708)
X Corp (g)(l)(m)	Term Loan	9.50%	9.50%	10/26/2029	2,000,000	1,997,500	2,004,720
						45,719,298	45,302,849	3.89%
Leisure Facilities
United PF Holdings LLC (g)(l)(m)	Term Loan	SOFR + 4.00%	8.57%	12/30/2026	2,968,589	2,906,641	2,847,382
						2,906,641	2,847,382	0.24%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	9/26/2031	21,176,103	20,964,696	20,964,342
Ecir Intermediate II LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/26/2031	-	(50,304)	(50,419)
Ecir Intermediate II LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/26/2031	-	(25,153)	(25,210)
Wci-Bxc Purchaser, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/6/2029	-	(17,221)	-
Wci-Bxc Purchaser, LLC (j)(l)(q)(r)	Term Loan	SOFR + 6.25%	10.50%	11/6/2030	26,932,449	26,389,503	26,932,449
						47,261,521	47,821,162	4.11%
Office Services & Supplies
Mse Supplies, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.20%	8/14/2030	6,682,088	6,583,822	6,521,718

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Mse Supplies, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.20%	8/14/2030	371,227	$346,940	$330,730
						6,930,762	6,852,448	0.59%
Oil & Gas Storage & Transportation
New Fortress Energy Inc (g)(j)(l)(m)	Term Loan	SOFR + 5.50%	9.57%	10/30/2028	7,960,000	6,888,565	3,828,044
						6,888,565	3,828,044	0.33%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.25%	10.12%	10/18/2029	19,478,213	19,113,251	16,731,785
CCI Prime, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	10.12%	10/18/2029	1,585,564	1,551,640	1,305,686
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25%	10.12%	10/18/2029	700,000	682,990	559,000
Midas Foods International LLC (i)(l)	Term Loan	SOFR + 6.25%	10.41%	4/30/2029	6,614,290	6,519,826	6,614,290
Midas Foods International LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	10.41%	4/30/2029	5,998,834	5,911,939	5,998,834
Midas Foods International LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/30/2029	-	(29,036)	-
Midas Foods International LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/30/2029	-	(103,170)	-
Nutrail Acquisitionco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.50%	5/23/2030	26,285,958	25,911,870	25,891,669
Nutrail Acquisitionco, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	5/23/2030	-	(53,723)	(57,602)
Nutrail Acquisitionco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/23/2030	-	(90,352)	(97,046)
Sabrosura Foods, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.31%	8/22/2029	24,532,698	24,230,560	23,723,119
Sabrosura Foods, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.31%	8/22/2029	244,967	202,252	63,348
Sabrosura Foods, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.24%	8/22/2029	1,182,837	1,155,824	1,106,798
SCP Baked Goods Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	5/1/2031	23,044,605	22,772,499	22,756,547
SCP Baked Goods Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	5/1/2031	-	(56,400)	(60,162)
SCP Baked Goods Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/1/2031	-	(37,433)	(40,108)
Shf Holdings, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.50%	1/22/2030	35,439,126	34,972,350	35,332,809
Shf Holdings, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.64%	1/22/2030	3,918,088	3,856,612	3,903,840
						146,511,499	143,732,807	12.38%
Paper & Plastic Packaging Products & Materials

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Bron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	10.16%	1/13/2029	29,226,750	$28,800,720	$28,759,122
Currier Plastics Acquisition, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.88%	9/19/2031	11,395,396	11,253,568	11,252,953
Currier Plastics Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/19/2031	-	(53,658)	(53,955)
Currier Plastics Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2031	-	(32,197)	(32,373)
Currier Plastics Acquisition, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.88%	9/19/2031	100,000	99,507	99,500
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.50%	9.66%	2/4/2031	10,273,117	10,158,560	10,273,117
Firmapak Intermediary LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.66%	2/4/2031	614,568	587,189	614,568
Firmapak Intermediary LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.66%	2/4/2031	3,506,540	3,451,874	3,506,540
Soteria Flexibles Corporation (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.50%	8/15/2029	6,478,767	6,425,801	6,478,767
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.50%	8/15/2029	8,642,958	8,486,305	8,642,958
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.60%	8/15/2029	156,250	139,955	156,250
						69,317,624	69,697,447	5.99%
Pharmaceuticals
Alcami Corporation (i)(l)(q)(r)	Term Loan	SOFR + 7.00%	11.35%	12/21/2028	9,725,000	9,443,015	9,725,000
						9,443,015	9,725,000	0.84%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	7/16/2030	11,511,830	11,365,433	11,511,830
NAM Acquisition Co LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	7/16/2030	-	(19,476)	-
NAM Acquisition Co LLC (f)(j)(l)	Revolving Credit Facility	-	-	7/16/2030	-	(19,431)	-
RPX Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.43%	8/2/2030	21,561,068	21,284,207	21,561,068
RPX Corporation (f)(i)(l)	Revolving Credit Facility	-	-	8/2/2030	-	(23,510)	-
						32,587,223	33,072,898	2.84%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	12/23/2028	11,054,871	10,900,784	10,922,213
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	12/23/2028	2,798,880	2,763,176	2,765,293
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.75%	12/23/2028	5,534,904	5,487,919	5,468,485
						19,151,879	19,155,991	1.65%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.60%	11/2/2029	12,350,529	$12,117,152	$11,634,198
Door Pro Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.60%	11/2/2029	6,828,506	6,729,998	6,432,453
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.60%	11/2/2029	509,615	451,260	312,564
Mustang Prospects Purchaser LLC (j)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.00%	6/13/2031	15,560,107	15,424,976	15,404,506
Mustang Prospects Purchaser LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.12%	6/13/2031	3,637,404	3,606,067	3,608,721
Mustang Prospects Purchaser LLC (f)(j)(l)	Revolving Credit Facility	-	-	6/13/2031	-	(18,714)	(22,883)
Mustang Prospects Purchaser LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.18%	6/13/2031	700,061	688,895	692,094
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 5.50%	9.60%	12/22/2029	10,469,262	10,266,248	10,469,262
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.60%	12/22/2029	250,000	232,247	250,000
Quick Roofing Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.60%	12/22/2029	13,789,291	13,543,373	13,789,291
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 5.50%	9.60%	12/22/2029	10,980,912	10,840,958	10,980,912
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.60%	12/22/2029	451,587	355,291	451,587
Roofing Services Solutions LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	9.95%	11/27/2029	18,107,069	17,875,267	17,491,429
Roofing Services Solutions LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.75%	11/27/2029	10,898,540	10,762,176	10,527,990
Roofing Services Solutions LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.75%	9.84%	11/27/2029	2,700,097	2,630,031	2,514,009
Scp Wqs Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.25%	10/2/2029	7,542,255	7,417,099	7,534,713
Scp Wqs Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.25%	10/2/2029	37,420,208	36,958,414	37,382,787
Scp Wqs Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2029	-	(36,545)	(3,163)
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.50%	9.67%	5/6/2029	5,792,887	5,713,622	5,792,887
Solid Ground Solutions Acquisitions Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.73%	5/6/2029	7,319,936	7,226,772	7,319,936
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Revolving Credit Facility	-	-	5/6/2029	-	(23,237)	-
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.50%	9.54%	5/6/2029	3,326,906	3,286,264	3,326,906
Spin Holdco Inc (g)(j)(l)(m)	Term Loan	SOFR + 4.00%	8.39%	3/4/2028	2,920,442	2,699,585	2,435,445
Trutemp Acquisition LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.22%	8/26/2031	5,667,780	5,583,031	5,582,763
Trutemp Acquisition LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(33,558)	(34,092)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trutemp Acquisition LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/26/2031	-	$(83,986)	$(85,230)
Unified Service Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	9.75%	4/14/2030	10,511,202	10,363,501	10,153,822
Unified Service Partners, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.75%	4/14/2030	8,956,971	8,740,857	8,418,969
Unified Service Partners, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.75%	9.76%	4/14/2030	2,112,805	2,076,790	2,023,010
USW Buyer, LLC (i)(q)	Term Loan	SOFR + 6.25% (5.00% PIK)	10.65%	11/3/2028	4,799,254	4,701,330	3,896,994
USW Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25% (5.00% PIK)	10.65%	11/3/2028	8,405,506	8,313,331	6,825,271
						208,408,495	205,107,151	17.61%
Specialized Finance
WH Borrower LLC (g)(k)(l)	Term Loan	SOFR + 4.50%	8.70%	2/20/2032	9,975,000	9,938,149	9,973,404
						9,938,149	9,973,404	0.86%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2031	-	(54,755)	-
Penta Fine Ingredients, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.16%	4/4/2031	27,499,555	27,113,051	27,499,555
						27,058,296	27,499,555	2.36%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.15%	8/22/2028	6,076,938	6,027,097	6,076,938
Belt Power Holdings LLC (i)(q)	Term Loan	SOFR + 5.00%	9.15%	8/22/2028	1,633,098	1,610,519	1,633,098
Belt Power Holdings LLC (i)(r)	Term Loan	SOFR + 5.00%	9.15%	8/22/2028	3,906,771	3,867,742	3,906,771
Erosion Intermediate Holdings LLC (i)(q)	Term Loan	SOFR + 5.50%	9.50%	9/30/2029	2,602,229	2,569,814	2,602,229
Erosion Intermediate Holdings LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.50%	9/30/2029	1,043,520	980,226	1,043,520
Erosion Intermediate Holdings LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/30/2029	-	(21,088)	-
Foundation Building Materials Inc (g)(l)	Term Loan	SOFR + 4.00%	8.31%	1/29/2031	6,887,594	6,881,527	6,896,203
Mobotrex, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.00%	6/7/2030	30,865,606	30,390,057	30,865,606
Mobotrex, LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/7/2030	-	(67,942)	-
Mobotrex, LLC (f)(i)	Delayed Draw Term Loan	SOFR + 5.00%	9.00%	6/7/2030	2,409,437	2,356,415	2,409,437
						54,594,367	55,433,802	4.76%
Transaction & Payment Processing Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
MoneyGram International Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.75%	8.81%	6/3/2030	7,367,601	$7,351,937	$6,586,120
						7,351,937	6,586,120	0.57%
Total First Lien Debt						1,887,347,737	1,874,833,597	161.08%
Second Lien Debt
Property & Casualty Insurance
Asurion LLC (g)(l)	Term Loan	SOFR + 5.25%	9.53%	1/20/2029	5,000,000	4,829,114	4,775,700
						4,829,114	4,775,700	0.41%
Total Second Lien Debt						4,829,114	4,775,700	0.41%
Asset-Backed Securities
Commercial & Residential Mortgage Finance
Benefit Street Partners Clo Vi-B Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 4.75%	9.08%	4/20/2038	100,000	100,000	100,072
						100,000	100,072	0.01%
Specialized Finance
Cifc Fdg 2025-Iii Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 7.25%	11.58%	7/21/2038	250,000	250,000	258,377
Flatiron Rr Clo 30 Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 5.25%	9.53%	4/15/2038	200,000	200,000	201,876
						450,000	460,253	0.04%
Total Asset-Backed Securities						550,000	560,325	0.05%
Preferred Securities
Oil & Gas Storage & Transportation
Plains All American Pipeline LP (g)(l)(m)(u)	Floating Rate Note	SOFR + 4.11%	8.70%		7,000,000	6,988,086	7,010,493
						6,988,086	7,010,493	0.60%
Total Preferred Securities						6,988,086	7,010,493	0.60%
Equity
Aerospace & Defense
Hitco Parent LLC (l)(p)	Class A Units				35,730	450,130	468,782
						450,130	468,782	0.04%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Air Freight & Logistics
Scp 3pl Topco, LLC (m)(p)	Common Units				1,351	$6,754	$-
Scp 3pl Topco, LLC (m)(p)	Class B Units				128	128,320	92,742
						135,074	92,742	0.01%
Building Products
Tgnl Topco LP (p)	Common Units				212,020	212,020	262,905
						212,020	262,905	0.02%
Construction & Engineering
BPCP Craftsman Holdings, LLC (l)(p)	Class A Units				529	529,369	411,241
						529,369	411,241	0.04%
Diversified Support Services
Air Control Concepts Holdings, L.P (m)(p)	Class A-1 Units				11,004	110,035	400,638
Hy-Tek Holdings, LLC (m)(p)	Common Units				98	235,165	235,115
Hy-Tek Holdings, LLC (m)(p)	Series A Preferred Units				98	97,900	97,879
Identiti Holdings LLC (p)	Class A Units				173,822	173,822	361,550
Perimeter Solutions Holdings, LP (l)(p)	Common Units				221,694	232,337	252,731
						849,259	1,347,913	0.11%
Electrical Components & Equipment
Warshaw Holdings, LLC (p)	Common Units				529	264,368	85,238
Warshaw Holdings, LLC (p)	Series A Preferred Units				529	264,368	264,370
						528,736	349,608	0.03%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (p)	Class A Units				293,460	293,460	399,105
Erosion Holdings, LLC (p)	Class A Units				175	175,230	129,153
						468,690	528,258	0.04%
Health Care Services
Dpt Management, LLC (p)	Preferred Units				143,721	445,535	311,875

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
NE Ortho Holdings, LLC (p)	Class B Membership Units				190	$190,201	$260,902
Tiger Healthcare Holdings, LLC (l)(p)	Class A Interest				438,750	562,500	4
						1,198,236	572,781	0.05%
Health Care Technology
Rxs Enterprises LLC (l)(p)	Preferred Units				74,735	401,494	744,356
Rxs Enterprises LLC (l)(p)	Senior Preferred Units				119,927	119,927	119,927
						521,421	864,283	0.07%
Human Resource & Employment Services
Fca Partners LLC (m)(p)	Common Units				200,000	2	2
Fca Partners LLC (m)(p)	Class A Preferred Units				200,000	200,000	118,000
						200,002	118,002	0.01%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (l)(p)	Common Units				464	46,374	343,868
Endurance PT Technology Holdings LLC (l)(p)	Preferred Units				417	417,367	470,159
						463,741	814,027	0.07%
IT Consulting & Other Services
Insight Technology Enterprises LLC (p)	Preferred Units				328,218	529,429	452,941
						529,429	452,941	0.04%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (l)(m)(p)	Class A-1 Units				416,332	470,580	470,580
Wci-Bxc Investment Holdings LP (l)(m)(p)	Equity Interest					588,357	605,473
						1,058,937	1,076,053	0.09%
Office Services & Supplies
Mse Acquisitions Inc (l)(p)	Series A Preferred Stock				337	337,479	250,225
						337,479	250,225	0.02%
Packaged Foods & Meats

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Cci Prime Holdings, LLC (p)	Series A Preferred Units				428	$427,914	$100,948
Et-Harvest Investment Aggregator, LP (l)(p)	Class A Units				646,971	646,971	744,016
Mfi Group Holdings LLC (p)	Class A Units				238	238,109	270,214
Sabrosura Super Holdings LLC (l)(p)	Class A Interests				241,693	290,031	186,103
						1,603,025	1,301,281	0.11%
Paper & Plastic Packaging Products & Materials
Currier Plastics Holdings, LLC (m)(p)	Class B Units				345,315	-	3
Currier Plastics Holdings, LLC (m)(p)	Class A Units				345,315	345,315	345,315
Currier Plastics Holdings, LLC (m)(p)	Preferred Units				-	-	-
						345,315	345,318	0.03%
Specialized Consumer Services
Acp Roofing Holdings, LLC (p)	Common Units				528,201	528,201	369,741
Door Pro Holdings LLC (l)(p)	Class A Units				497	483,566	175,481
NAM Group Holdings LLC (p)	Class A Units				282,628	282,628	406,984
Quick Roofing Topco, LLC (l)(p)	Class A Interest				426,230	426,230	1,560,000
Roofing Services Solutions Holdings, LLC (p)	Common Units				343	35,632	-
Roofing Services Solutions Holdings, LLC (p)	Series A Preferred Units				343	400,510	432,729
Scp Mechanical Services Holdco, LLC (p)	Common Units				1,703	8,513	18,354
Scp Mechanical Services Holdco, LLC (p)	Class B Units				162	161,740	163,463
Solid Ground Solutions Investment LLC (l)(p)	Class A Units				529,186	529,186	545,062
Trutemp Holdings LLC (l)(p)	Class A Interest				324,685	324,685	324,685
						3,180,891	3,996,499	0.34%
Specialized Finance
Lift Solutions Holdings LLC (m)(p)	Common Units				227	-	-
Lift Solutions Holdings LLC (m)(p)	Series A Preferred Units				227	325,938	326,199
						325,938	326,199	0.03%
Specialty Chemicals

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Penta Fine Ingredients Parent, LLC (l)(p)	Class A Common Units				821	$821	$72,418
Penta Fine Ingredients Parent, LLC (l)(p)	Preferred Units				528	528,131	553,322
						528,952	625,740	0.06%
Trading Companies & Distributors
Mobotrex Ultimate Holdings, LLC (p)	Class A-2 Units				1,330,000	1,330,000	2,154,600
						1,330,000	2,154,600	0.19%
Total Equity						14,796,644	16,359,398	1.40%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.99% (g)(n)(s)	Investor Class Units				2,155,486	2,155,486	2,155,486
						2,155,486	2,155,486	0.19%
Total Money Market Mutual Funds						2,155,486	2,155,486	0.19%
Total Investments -- non-controlled/ non-affiliate						1,916,667,067	1,905,694,999	163.73%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds
Fidelity Floating Rate Central Fund (g)(l)(m)(o)	Mutual Fund				1,412,929	136,427,205	135,839,014
						136,427,205	135,839,014	11.67%
Total Fixed Income Mutual Funds						136,427,205	135,839,014	11.67%
Total Investments -- non-controlled/ affiliate						136,427,205	135,839,014	11.67%
Total Investment Portfolio						$2,053,094,272	$2,041,534,013	175.40%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA), or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025.
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
(h)
The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(i)
The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(j)
The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(k)
The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2025, non-qualifying assets amounted to $240,719,632 which represents 11.4% of total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these consolidated financial statements

(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the fund's financial statements are available on the SEC's website or upon request.
(p)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $16,359,398 or 1.4% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Roofing Holdings, LLC	Common Units	4/14/2025	528,201
Air Control Concepts Holdings, L.P	Class A-1 Units	4/11/2023	110,035
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	529,369
Cci Prime Holdings, LLC	Series A Preferred Units	10/18/2023	427,914
Currier Plastics Holdings, LLC	Class A Units	9/19/2025	345,315
Currier Plastics Holdings, LLC	Class B Units	9/19/2025	-
Currier Plastics Holdings, LLC	Preferred Units	9/19/2025	-
Door Pro Holdings LLC	Class A Units	11/2/2023-1/2/2025	483,566
Dpt Management, LLC	Preferred Units	12/18/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	293,460
Endurance PT Technology Holdings LLC	Common Units	2/29/2024-6/28/2024	46,374
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024-6/28/2024	417,367
Erosion Holdings, LLC	Class A Units	9/30/2024	175,230
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	646,971
Fca Partners LLC	Class A Preferred Units	5/31/2024-6/7/2024	200,000
Fca Partners LLC	Common Units	5/31/2024-6/7/2024	2
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	470,580
Hitco Parent LLC	Class A Units	2/28/2025	450,130
Hy-Tek Holdings, LLC	Common Units	9/19/2025	235,165
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	97,900
Identiti Holdings LLC	Class A Units	11/1/2024	173,822
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	529,429
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	325,938
Mfi Group Holdings LLC	Class A Units	4/30/2024-11/15/2024	238,109
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024-2/28/2025	1,330,000
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	337,479
NAM Group Holdings LLC	Class A Units	7/16/2024	282,628
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024-7/10/2025	190,201
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	821
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	528,131
Perimeter Solutions Holdings, LP	Common Units	10/2/2024-7/31/2025	232,337
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	426,230
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024-9/30/2025	35,632
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024-9/30/2025	400,510

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Rxs Enterprises LLC	Preferred Units	8/12/2024	401,494
Rxs Enterprises LLC	Senior Preferred Units	8/12/2024	119,927
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	290,031
Scp 3pl Topco, LLC	Class B Units	11/27/2024	128,320
Scp 3pl Topco, LLC	Common Units	11/27/2024	6,754
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	161,740
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	8,513
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024-9/5/2025	529,186
Tgnl Topco LP	Common Units	6/25/2025	212,020
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	562,500
Trutemp Holdings LLC	Class A Interest	8/26/2025	324,685
Warshaw Holdings, LLC	Common Units	3/27/2025	264,368
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	264,368
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	588,357
(q)
Security or portion of the security is pledged as collateral for BSPV Facility.
(r)
Security or portion of the security is pledged as collateral for CSPV Facility.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.
(u)
Security is perpetual in nature with no stated maturity date.
(v)
Tickmark not used.
(w)
Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At the end of the period, the value of these securities amounted to $560,325 or 0.05% of net assets.

Interest Rate Swaps

Payment Received %	Payment Frequency	Payment Paid	Payment Frequency	Clearinghouse / Counterparty(1)	Maturity Date	Notional Amount	Value	Upfront Premium Received/ (Paid)	Unrealized Appreciation / (Depreciation)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2028	$105,000,000	$1,178,349	$(635,250)	$543,099
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2030	105,000,000	1,713,505	(665,164)	1,048,341
Total Interest Rate Swaps							$2,891,854	$(1,300,414)	$1,591,440

(1)
Swaps with LCH Clearnet Group (LCH) are centrally cleared swaps.
(2)
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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

As of September 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.2 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of approximately $0.1 million and provision of approximately $0.2 million, respectively, which was comprised of provision for taxes related to income of approximately $0.02 million and $0.1 million, respectively, and benefit for deferred tax expense of approximately $0.1 million and provision for deferred tax expense of approximately $0.03 million, respectively. For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million and $0.4 million, respectively, which was comprised of provision for taxes related to income of approximately $0.2 million for each period presented, provision for taxes related to realized gain on investments of approximately $0.1 million for each period presented, and benefit for deferred tax expense of approximately $0.2 million and provision for deferred tax expense of approximately $0.1 million, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2025 and 2024.

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

For the three and nine months ended September 30, 2025, management fees were approximately $3.5 million and $9.4 million, respectively. For the three and nine months ended September 30, 2024, management fees were approximately $2.0 million and $5.2 million, respectively.

As of September 30, 2025 and December 31, 2024, approximately $1.2 million and $0.8 million were payable to the Adviser for management fees, respectively.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. For the three and nine months ended September 30, 2025, income based incentive fees were approximately $3.8 million and $10.3 million, respectively. For the three and nine months ended September 30, 2024, income based incentive fees were $2.5 million and $6.3 million, respectively.

As of September 30, 2025 and December 31, 2024, approximately $3.8 million and $2.8 million were payable to the Adviser for incentive fees based on income, respectively.

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

GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended September 30, 2025, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees. For the nine months ended September 30, 2025, the Fund recognized a reduction in accrued capital gains incentive fees of approximately $0.8 million, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Fund recognized accrued capital gains incentive fees of approximately $0.6 million and $0.5 million, respectively, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations.

As of September 30, 2025, the Fund did not recognize an accrual related to the GAAP Incentive Fee. As of December 31, 2024, $0.8 million related to the GAAP Incentive Fee was recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities, which is not payable under the Advisory Agreement.

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

For the three and nine months ended September 30, 2025, the Fund incurred approximately $0.9 million and $2.4 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Fund incurred approximately $0.5 million and $1.4 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, approximately $0.3 million and $0.2 million, respectively, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2025, the Fund incurred approximately $0.4 million and $1.1 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Fund incurred approximately $0.2 million and $0.6 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, approximately $0.1 million, for each period presented, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees the Fund pays the Managing Dealer with respect to the Class I, Class S and Class D Common Shares on an annualized basis as a percentage of NAV for such class:

Shareholder Servicing and/or Distribution Fees as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%

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

For the three and nine months ended September 30, 2025 and 2024, the Fund incurred nominal distribution and shareholder servicing fees for Class S and for Class D for each period presented. As of September 30, 2025 and December 31, 2024 there was a nominal payable incurred and recorded in due to affiliates, net, on the consolidated statements of assets and liabilities for each period presented.

Affiliate Ownership

As of September 30, 2025, an affiliate of the Adviser held 471 shares (100%) of the Fund’s Class D Common Shares. As of December 31, 2024, an affiliate of the Adviser held 435 shares (100%) of the Fund’s Class D Common Shares.

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

In consideration of the Adviser’s agreement to make Expense Payments at any time during a fiscal year and to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the three and nine months ended September 30, 2025, the Adviser reimbursed the Fund approximately $0.09 million and $1.6 million, respectively, in accordance with the terms of the Expense Limitation Agreement. Within certain months during the three and nine months ended September 30, 2025, the Other Operating Expenses of the Fund were less than 0.70% (on an annualized basis) of the Fund's net asset value, and therefore during the three and nine months ended September 30, 2025 the Fund reimbursed the Adviser approximately $0.04 million for expense support payments previously received. For the three and nine months ended September 30, 2025, expense support of approximately $0.05 million and $1.6 million, respectively, net of reimbursement and recoupment is included on the consolidated statements of operations.

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

Affiliated Investments

The table below presents the Fund’s affiliated investments as of September 30, 2025:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of September 30, 2025	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$20,830,333	$342,300	$(20,885,039)	$(360,308)	$72,714	$—	$262,866
Fidelity Floating Rate Central Fund	27,139,548	134,453,639	(25,000,000)	(869,782)	115,609	135,839,014	4,573,740
Total	$47,969,881	$134,795,939	$(45,885,039)	$(1,230,090)	$188,323	$135,839,014	$4,836,606

The table below presents the Fund’s affiliated investments as of December 31, 2024:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation (Depreciation)	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$—	$20,470,025	$—	$360,308	$—	$20,830,333	$605,305
Fidelity Floating Rate Central Fund	24,795,483	2,421,083	—	(77,018)	—	27,139,548	2,439,715
Total	$24,795,483	$22,891,108	$—	$283,290	$—	$47,969,881	$3,045,020

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

Due to/from Affiliates

As of September 30, 2025, the Fund owed a net amount of approximately $0.5 million to various affiliates, including approximately $0.5 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and a nominal amount to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities. As of December 31, 2024, the Fund owed a net amount of $0.2 million to various affiliates, including $0.3 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees, approximately $0.1 million for amounts to be paid to another affiliated investment company and approximately $0.2 million to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities.

Other

During the three and nine months ended September 30, 2025, the Adviser reimbursed the Fund approximately $0.02 million for certain losses.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,887,347,737	$1,874,833,597	91.9%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	4,829,114	4,775,700	0.2%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	550,000	560,325	0.0%	—	—	0.0%
Preferred Securities	6,988,086	7,010,493	0.3%	—	—	0.0%
Equity	14,796,644	16,359,398	0.8%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	2,155,486	2,155,486	0.1%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	136,427,205	135,839,014	6.7%	47,327,982	47,969,881	3.5%
Total Investments	$2,053,094,272	$2,041,534,013	100.0%	$1,363,206,046	$1,369,240,440	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Health Care Services	12.3%	14.5%
Specialized Consumer Services	10.2%	9.5%
Application Software	9.7%	11.3%
Diversified Support Services	8.0%	6.6%
Packaged Foods & Meats	7.1%	4.1%
Mutual Funds	6.8%	4.2%
Aerospace & Defense	4.2%	1.8%
Paper & Plastic Packaging Products & Materials	3.4%	2.1%
Industrial Machinery & Supplies & Components	3.0%	8.0%
Trading Companies & Distributors	2.8%	1.1%
Health Care Technology	2.6%	7.4%
Electrical Components & Equipment	2.6%	0.0%
Diversified Financial Services	2.5%	2.0%
Air Freight & Logistics	2.5%	1.1%
Life Sciences Tools & Services	2.4%	2.0%
IT Consulting & Other Services	2.2%	0.0%
Building Products	1.8%	0.7%
Health Care Supplies	1.7%	0.6%
Health Care Facilities	1.6%	2.5%
Research & Consulting Services	1.6%	2.4%
Specialty Chemicals	1.4%	0.7%
Electronic Manufacturing Services	1.2%	1.8%
Data Processing & Outsourced Services	1.2%	1.4%
Environmental & Facilities Services	1.1%	3.0%
Soft Drinks & Non-alcoholic Beverages	0.9%	1.0%
Advertising	0.8%	0.7%
Construction & Engineering	0.6%	0.0%
Specialized Finance	0.5%	1.3%
Pharmaceuticals	0.5%	0.7%
Oil & Gas Storage & Transportation	0.5%	0.0%
Electronic Components	0.4%	0.6%
Transaction & Payment Processing Services	0.3%	0.7%
Office Services & Supplies	0.3%	0.5%
Independent Power Producers & Energy Traders	0.3%	0.0%
Property & Casualty Insurance	0.2%	0.9%
Home Improvement Retail	0.2%	0.4%
Food Retail	0.2%	0.3%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Leisure Facilities	0.1%	0.2%
Distributors	0.1%	0.0%
Commodity Chemicals	0.0%	0.6%
Oil & Gas Refining & Marketing	0.0%	0.5%
Copper	0.0%	0.4%
Diversified Chemicals	0.0%	0.4%
Fertilizers & Agricultural Chemicals	0.0%	0.4%
Internet Services & Infrastructure	0.0%	0.4%
Security & Alarm Services	0.0%	0.4%
Health Care Distributors	0.0%	0.3%
Insurance Brokers	0.0%	0.2%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,998,110,967	97.9%	171.6%	$1,325,749,895	96.8%	171.1%
Australia	32,018,208	1.6%	2.8%	32,260,769	2.4%	4.2%
Canada	9,925,823	0.5%	0.9%	10,267,051	0.7%	1.3%
Luxembourg	918,690	0.0%	0.1%	962,725	0.1%	0.1%
Grand Cayman	560,325	0.0%	0.0%	—	0.0%	0.0%
Total	$2,041,534,013	100.0%	175.4%	$1,369,240,440	100.0%	176.7%

As of September 30, 2025, on a fair value basis, 99.9% of debt investments bore interest at a floating rate and 0.1% of debt investments bore interest at a fixed rate. As of December 31, 2024, on a fair value basis, 100.0% of debt investments bore interest at a floating rate and 0.0% of debt investments bore interest at a fixed rate. As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following table, which reflects the impacts of derivatives on the financial performance, is a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Primary Risk Exposure / Derivative Type	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Interest Rate Risk
Swaps	$(30,674)	$(106,465)	$(40,733)	$1,591,440
Total Interest Rate Risk	(30,674)	(106,465)	(40,733)	1,591,440
Total	$(30,674)	$(106,465)	$(40,733)	$1,591,440

The following table is a summary of the Fund’s value of derivative instruments by primary risk exposure as of September 30, 2025:

	September 30, 2025
Primary Risk Exposure / Derivative Type	Value
	Asset	Liability
Interest Rate Risk
Swaps (a)	$2,891,854	$—
Total Interest Rate Risk	2,891,854	—
Total Value of Derivatives	$2,891,854	$—
(a)
For centrally cleared swaps, reflects gross value as presented on the consolidated schedules of investments. On the consolidated statements of assets and liabilities, the period end daily variation margin for centrally cleared swaps is included in receivable or payable for daily variation margin on centrally cleared swaps, and the net cumulative appreciation (depreciation) for centrally cleared swaps is included in total distributable earnings (loss).

The Fund’s volume of activity in interest rate swaps is represented by the average notional amount, which was $210 million and $105 million for the three and nine months ended September 30, 2025, respectively. The Fund did not have any derivative activity in 2024.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2025 and December 31, 2024, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$77,434,407	$1,797,399,190	$1,874,833,597
Second Lien Debt	—	4,775,700	—	4,775,700
Asset-Backed Securities	—	560,325	—	560,325
Preferred Securities	—	7,010,493	—	7,010,493
Equity	—	—	16,359,398	16,359,398
Money Market Mutual Funds	2,155,486	—	—	2,155,486
Fixed Income Mutual Funds	135,839,014	—	—	135,839,014
Total Investments	$137,994,500	$89,780,925	$1,813,758,588	$2,041,534,013
Derivative Instruments:
Assets
Swaps	—	2,891,854	—	2,891,854
Total Derivative Instruments	$—	$2,891,854	$—	$2,891,854

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$144,529,432	$1,144,350,856	$1,288,880,288
Second Lien Debt	—	6,762,630	6,536,627	13,299,257
Equity	—	—	9,064,990	9,064,990
Money Market Mutual Funds	10,026,024	—	—	10,026,024
Fixed Income Mutual Funds	47,969,881	—	—	47,969,881
Total Investments	$57,995,905	$151,292,062	$1,159,952,473	$1,369,240,440

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Purchases of investments	792,702,124	291,967	7,031,629	800,025,720
Proceeds from principal repayments and sales of investments	(139,590,815)	—	—	(139,590,815)
Accretion of discount/ amortization of premium	5,163,453	—	—	5,163,453
Net realized gain (loss)	257,947	—	—	257,947
Transfers into Level 3 (1)	5,170,287	—	—	5,170,287
Transfers out of Level 3 (1)	—	(5,170,287)	—	(5,170,287)
Net change in unrealized appreciation (depreciation)	(10,654,662)	(1,658,307)	262,779	(12,050,190)
Fair value, end of period	$1,797,399,190	$—	$16,359,398	$1,813,758,588
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025	$(11,482,957)	$—	$262,779	$(11,220,178)
(1)
For the nine months ended September 30, 2025, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$—	$2,240,826	$427,986,926
Purchases of investments	545,285,710	—	4,137,411	549,423,121
Proceeds from principal repayments and sales of investments	(100,288,814)	—	(386,977)	(100,675,791)
Accretion of discount/ amortization of premium	3,233,521	—	—	3,233,521
Net realized gain (loss)	(261,310)	—	276,942	15,632
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(9,925,000)	—	—	(9,925,000)
Net change in unrealized appreciation (depreciation)	(2,005,472)	—	393,176	(1,612,296)
Fair value, end of period	$861,784,735	$—	$6,661,378	$868,446,113
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024	$(523,823)	$—	$393,178	$(130,645)
(1)
For the nine months ended September 30, 2024, transfers into Level 3 (if any) are due to decreased price transparency and transfers out of Level 3 (if any) are due to increased price transparency.

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

The following provides information on Level 3 securities held by the Fund that were valued as of September 30, 2025 and December 31, 2024 based on unobservable inputs:

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,797,399,190	Market approach	Transaction price	$98.75	$99.50	$98.94	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.4	0.5	0.4	Increase
		Discounted cash flow	Yield	7.8%	16.5%	9.5%	Decrease
Equity	16,359,398	Market approach	Transaction price	$—	$2,401.58	$767.50	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.5	17.3	9.9	Increase
Total	$1,813,758,588

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,144,350,856	Market approach	Transaction price	$98.50	$99.50	$98.83	Increase
		Discounted cash flow	Yield	8.7%	14.1%	10.3%	Decrease
Second Lien Debt	6,536,627	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
Equity	9,064,990	Market approach	Transaction price	$3.10	$1,000.00	$154.92	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.7	17.0	10.1	Increase
Total	$1,159,952,473

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

Financial Instruments Not Carried at Fair Value

Debt

The following table presents the fair value measurements of the Fund’s debt obligations as of September 30, 2025 and December 31, 2024, had they been accounted for at fair value:

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value
JPMorgan Lending Facility	$182,113,602	$434,070,855
BSPV Facility	300,000,000	172,000,000
CSPV Facility	225,000,000	5,000,000
Series 2025A Notes	105,000,000	—
Series 2025B Notes	105,210,000	—
Total	$917,323,602	$611,070,855

These financial instruments would be categorized as Level 3 within the fair value hierarchy.

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

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, letters of credit, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedules of investments, and changes in those fair values are recorded in the net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The following table details the unfunded loan commitments as of September 30, 2025:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,274,221
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	4,544,781
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	2,770,471
Aptean Inc	Delayed Draw Term Loan	1/30/2031	1,027,565
Aptean Inc	Revolving Credit Facility	1/30/2031	765,803
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	12,914,321
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	5,029,002
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,526,671
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	738,712
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	823,784
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	3,187,935
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	8,632,876
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	2,589,863
Cytracom LLC	Revolving Credit Facility	6/28/2027	2,037,413
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	1,887,867
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	15,513,600
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	2,585,600
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,887,821
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	2,895,979
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	4,969,251
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	10,083,859
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	2,520,965
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	2,950,152

As of September 30, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	$782,432
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	1,843,704
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	1,401,215
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	216,837
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	6,661,292
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,360,137
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	3,091,772
Infusion Services Management LLC	Delayed Draw Term Loan	7/7/2028	537,197
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	3,260,000
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,487,153
Luminii LLC	Delayed Draw Term Loan	3/21/2030	9,574,107
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/26/2029	2,044,291
Mobotrex, LLC	Revolving Credit Facility	6/7/2030	4,533,323
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2030	3,373,212
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	1,316,169
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	857,938
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	23,798
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/20/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/20/2029	2,942,163
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	6,469,708
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	3,840,131
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	5,195,071
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,007,098
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	1,250,000
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,910,303
Pla Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336

As of September 30, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	$9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	750,000
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,773,073
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	7,963,640
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,618
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Rxstrategies, Inc	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,121,391
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	11,918,009
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,553,859
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	3,162,750
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	831,110
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	843,750
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	3,538,226
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	3,302,344
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	6,360,598
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	3,631,065
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	926,306
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	1,575,455
Together Women's Health LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Together Women's Health LLC	Revolving Credit Facility	8/26/2031	2,325,836
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	11,363,970
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
Unified Service Partners, LLC	Delayed Draw Term Loan	4/14/2030	6,866,615
Unified Service Partners, LLC	Revolving Credit Facility	4/14/2030	528,201
Vip Medical Us Buyer, LLC	Delayed Draw Term Loan	12/12/2028	16,900,000
Vrc Companies LLC	Delayed Draw Term Loan	6/29/2027	5,825,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$480,366,122

The following table details the unfunded loan commitments as of December 31, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,312,747
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	777,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	144,071
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	397,376
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	429,459
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	961,081
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	3,667,343
Cytracom, LLC	Revolving Credit Facility	6/28/2027	2,037,413
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,378,205
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
DPT Management, LLC	Revolving Credit Facility	12/18/2027	3,341,514
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	7,825,592
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,206,687
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	446,429
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,163,265
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	7,648,189
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	3,476,450
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	537,197
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	2,275,078
LACO Industries, LLC	Revolving Credit Facility	7/2/2030	1,487,153
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	805,078
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	2,605,773
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,518,656
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,668,898
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251

As of December 31, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	$3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/31/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/31/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	5,796,599
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	3,260,000
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	431,619
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,810,076
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,500,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	3,638,672
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	600,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	11,289,685
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	6,859,706
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	5,108,292
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	8,485,846
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	361,899
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	4,530,979
RxStrategies, Inc.	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,505,429
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	26,922,573
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,802,138
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	7,332,769
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	519,188
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	9,836,331
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USALCO, LLC	Delayed Draw Term Loan	9/30/2031	61,648
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	2,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$321,729,627

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Fund’s asset coverage was 227% and 227%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025 were approximately $851.3 million and $806.3 million, respectively, and approximately 6.49% and 6.49%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024 were approximately $426.8 million and $307.8 million, respectively, and approximately 7.30%, and 7.30%, respectively. The Fund’s weighted average interest rate paid as of September 30, 2025 and December 31, 2024 was 6.28% and 6.59%, respectively.

The Fund’s outstanding borrowings as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$182,113,602	$182,113,602	$—	$957,886,398
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,833,099	1,166,901	—
Series 2025B Notes	105,000,000	105,000,000	103,780,206	1,219,794	—
Total	$2,000,000,000	$917,113,602	$914,726,907	$2,386,695	$1,082,886,398

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855	$—	$65,929,145
BSPV Facility	250,000,000	172,000,000	172,000,000	—	78,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000	—	245,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855	$—	$388,929,145

For the three and nine months ended September 30, 2025 and 2024 the components of interest expense were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$14,043,130	$7,641,500
Facility unused fees	995,328	129,800
Amortization of deferred financing and debt issuance costs	992,384	438,930
Total Interest Expense	$16,030,842	$8,210,230

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$39,784,065	$16,730,862
Facility unused fees	1,847,304	553,203
Amortization of deferred financing and debt issuance costs	2,313,147	990,769
Total Interest Expense	$43,944,516	$18,274,834

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

On April 10, 2025, the Fund amended and restated the JPMorgan Lending Facility (the “Amendment”). The initial principal commitment amount of the JPMorgan Lending Facility was $460.0 million. On June 13, 2024, the Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $500.0 million. The principal commitment amount is subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1.0 billion, subject to the satisfaction of certain conditions. Under the Amendment, the principal commitment was increased to $1,130.0 million and the accordion provision was increased to $1,695.0 million. On July 2, 2025, in connection with the Amendment, the Fund exercised its right to request a commitment increase and U.S. Bank, National Association agreed to participate in an increase of its multicurrency commitments from $90.0 million to $100.0 million. As a result, the total commitments under the JPMorgan Lending Facility increased from $1,130.0 million to $1,140.0 million.

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

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of September 30, 2025 and December 31, 2024, the Fund had borrowings of approximately CAD 9.9 million (USD $7.1 million) and CAD 10.2 million (USD $7.1 million), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the three and nine months ended September 30, 2025, approximately $0.2 million and $0.1 million of change in unrealized appreciation and depreciation, respectively, resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation on the Fund’s consolidated statements of operations. For the three months ended September 30, 2024,there was no change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated borrowings. For the nine months ended September 30, 2024, approximately $0.03 million of change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation on the Fund’s consolidated statements of operations.

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

Maturities and sinking fund requirements on long-term debt as of September 30, 2025 are as follows.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,820,122	$122,404,540	14,994,698	$382,923,706
Distributions reinvested	578,304	14,679,473	1,655,955	42,261,954
Share repurchases	(295,701)	(7,471,702)	(746,192)	(18,950,186)
Early repurchase deduction	—	7,826	—	16,574
Net increase (decrease)	5,102,725	$129,620,137	15,904,461	$406,252,048
CLASS S
Subscriptions	24,080	610,521	55,324	1,411,104
Distributions reinvested	775	19,649	1,944	49,566
Share repurchases	—	—	—	—
Net increase (decrease)	24,855	$630,170	57,268	$1,460,670
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	11	281	36	916
Share repurchases	—	—	—	—
Net increase (decrease)	11	$281	36	$916
Total net increase (decrease)	5,127,591	$130,250,588	15,961,765	$407,713,634

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,262,752	$84,131,811	9,972,525	$257,533,754
Distributions reinvested	336,202	8,666,169	880,411	22,735,570
Share repurchases	(73,416)	(1,890,472)	(363,682)	(9,392,901)
Early repurchase deduction	—	7,371	—	14,019
Net increase (decrease)	3,525,538	$90,914,879	10,489,254	$270,890,442
CLASS S
Subscriptions	7,492	193,474	9,355	241,724
Distributions reinvested	103	2,677	122	3,157
Share repurchases	—	—	—	—
Net increase (decrease)	7,595	$196,151	9,477	$244,881
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	10	266	30	778
Share repurchases	—	—	—	—
Net increase (decrease)	10	$266	30	$778
Total net increase (decrease)	3,533,143	$91,111,296	10,498,761	$271,136,101

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the nine months ended September 30, 2025 and 2024:

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54
April 30, 2025	25.27	25.25	25.27
May 31, 2025	25.43	25.41	25.43
June 30, 2025	25.41	25.39	25.41
July 31, 2025	25.37	25.34	25.36
August 31, 2025	25.38	25.36	25.38
September 30, 2025	25.27	25.24	25.27

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78
April 30, 2024	25.84	25.84	25.84
May 31, 2024	25.89	25.89	25.89
June 30, 2024	25.85	25.85	25.85
July 31, 2024	25.80	25.80	25.80
August 31, 2024	25.72	25.72	25.72
September 30, 2024	25.75	25.75	25.75

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the nine months ended September 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
July 30, 2025	July 31, 2025	August 22, 2025	0.2025	8,683,946
August 28, 2025	August 29, 2025	September 23, 2025	0.2025	9,002,048
September 29, 2025	September 30, 2025	October 22, 2025	0.1910	8,833,874
			$1.9010	$74,539,034

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
July 30, 2025	July 31, 2025	August 22, 2025	0.1845	15,340
August 28, 2025	August 29, 2025	September 23, 2025	0.1845	18,546
September 29, 2025	September 30, 2025	October 22, 2025	0.1730	17,947
			$1.7383	$135,226

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
July 30, 2025	July 31, 2025	August 22, 2025	0.1972	92
August 28, 2025	August 29, 2025	September 23, 2025	0.1972	92
September 29, 2025	September 30, 2025	October 22, 2025	0.1857	87
			$1.8530	$845

The following tables summarize the Fund’s distributions declared and payable for the nine months ended September 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
			$1.9575	$42,228,106

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
			$1.7928	$5,975

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
			$1.9089	$785

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%

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

Note 10. Financial Highlights

The financial highlights for the nine months ended September 30, 2025 and 2024 are as follows:

	Class I
	Nine Months Ended September 30,
Per Share Data	2025	2024
Net asset value, beginning of period	$25.75	$25.81
Net investment income (loss) A	1.87	2.09
Net realized and change in unrealized gain (loss)	(0.45)	(0.19)
Net increase (decrease) in net assets resulting from operations	1.42	1.90
Distributions	(1.90)	(1.96)
Net asset value, end of period	$25.27	$25.75
Total return B	5.69%	7.58%
Ratios:
Net investment income (loss) to average net assets D	10.16%	11.14%
Expenses to average net assets, gross C,D	9.01%	7.58%
Expenses to average net assets, net of waivers C,D,E	8.82%	7.45%
Portfolio turnover rate F	19.18%	28.81%	G
Supplemental Data:
Ratio of expenses to average net assets, net of waivers, excluding income and excise tax expense and interest expense C,D,E	2.94%	3.02%
Ratio of expenses to average net assets, net of waivers, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.73%	0.72%

	Class S
	Nine Months Ended September 30,
Per Share Data	2025	2024
Net asset value, beginning of period	$25.75	$25.81
Net investment income (loss) A	1.71	1.92
Net realized and change in unrealized gain (loss)	(0.48)	(0.19)
Net increase (decrease) in net assets resulting from operations	1.23	1.73
Distributions	(1.74)	(1.79)
Net asset value, end of period	$25.24	$25.75
Total return B	4.93%	6.90%
Ratios:
Net investment income (loss) to average net assets D	9.30%	10.28%
Expenses to average net assets, gross C,D	9.86%	8.44%
Expenses to average net assets, net of waivers C,D,E	9.67%	8.31%
Portfolio turnover rate F	19.18%	28.81%	G
Supplemental Data:
Ratio of expenses to average net assets, net of waivers, excluding income and excise tax expense and interest expense C,D,E	3.79%	3.87%
Ratio of expenses to average net assets, net of waivers, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	1.58%	1.58%

	Class D
	Nine Months Ended September 30,
Per Share Data	2025	2024
Net asset value, beginning of period	$25.75	$25.81
Net investment income (loss) A	1.82	2.04
Net realized and change in unrealized gain (loss)	(0.45)	(0.19)
Net increase (decrease) in net assets resulting from operations	1.37	1.85
Distributions	(1.85)	(1.91)
Net asset value, end of period	$25.27	$25.75
Total return B	5.49%	7.38%
Ratios:
Net investment income (loss) to average net assets D	9.91%	10.89%
Expenses to average net assets, gross C,D	9.26%	7.83%
Expenses to average net assets, net of waivers C,D,E	9.07%	7.70%
Portfolio turnover rate F	19.18%	28.81%	G
Supplemental Data:
Ratio of expenses to average net assets, net of waivers, excluding income and excise tax expense and interest expense C,D,E	3.19%	3.27%
Ratio of expenses to average net assets, net of waivers, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.98%	0.97%

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

G. Annualized

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2025, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2025	2024
Investments:
Total investments, beginning of period	$1,363,206,046	$524,521,191
New investments purchased	1,036,762,714	775,171,506
Payment-in-kind interest capitalized	844,761	—
Net purchases (sales) of short-term securities	(7,870,538)	(12,804,016)
Net accretion of discount on investments	6,496,937	3,697,366
Net realized gain (loss) on investments	(1,732,166)	(456,103)
Investments sold or repaid	(344,613,482)	(187,826,086)
Total Investments, End of Period	$2,053,094,272	$1,102,303,858

Number of portfolio companies	113	123
Weighted average yield on debt, at amortized cost(1)	9.57%	10.36%
Weighted average yield on debt, at fair value(2)	9.56%	10.35%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.0%
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

Our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,887,347,737	$1,874,833,597	91.9%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	4,829,114	4,775,700	0.2%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	550,000	560,325	0.0%	—	—	0.0%
Preferred Securities	6,988,086	7,010,493	0.3%	—	—	0.0%
Equity	14,796,644	16,359,398	0.8%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	2,155,486	2,155,486	0.1%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	136,427,205	135,839,014	6.7%	47,327,982	47,969,881	3.5%
Total Investments	$2,053,094,272	$2,041,534,013	100.0%	$1,363,206,046	$1,369,240,440	100.0%

As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Health Care Services	12.3%	14.5%
Specialized Consumer Services	10.2%	9.5%
Application Software	9.7%	11.3%
Diversified Support Services	8.0%	6.6%
Packaged Foods & Meats	7.1%	4.1%
Mutual Funds	6.8%	4.2%
Aerospace & Defense	4.2%	1.8%
Paper & Plastic Packaging Products & Materials	3.4%	2.1%
Industrial Machinery & Supplies & Components	3.0%	8.0%
Trading Companies & Distributors	2.8%	1.1%
Health Care Technology	2.6%	7.4%
Electrical Components & Equipment	2.6%	0.0%
Diversified Financial Services	2.5%	2.0%
Air Freight & Logistics	2.5%	1.1%
Life Sciences Tools & Services	2.4%	2.0%
IT Consulting & Other Services	2.2%	0.0%
Building Products	1.8%	0.7%
Health Care Supplies	1.7%	0.6%
Health Care Facilities	1.6%	2.5%
Research & Consulting Services	1.6%	2.4%
Specialty Chemicals	1.4%	0.7%
Electronic Manufacturing Services	1.2%	1.8%
Data Processing & Outsourced Services	1.2%	1.4%
Environmental & Facilities Services	1.1%	3.0%
Soft Drinks & Non-alcoholic Beverages	0.9%	1.0%
Advertising	0.8%	0.7%
Construction & Engineering	0.6%	0.0%
Specialized Finance	0.5%	1.3%
Pharmaceuticals	0.5%	0.7%
Oil & Gas Storage & Transportation	0.5%	0.0%
Electronic Components	0.4%	0.6%
Transaction & Payment Processing Services	0.3%	0.7%
Office Services & Supplies	0.3%	0.5%
Independent Power Producers & Energy Traders	0.3%	0.0%
Property & Casualty Insurance	0.2%	0.9%
Home Improvement Retail	0.2%	0.4%
Food Retail	0.2%	0.3%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Leisure Facilities	0.1%	0.2%
Distributors	0.1%	0.0%
Commodity Chemicals	0.0%	0.6%
Oil & Gas Refining & Marketing	0.0%	0.5%
Copper	0.0%	0.4%
Diversified Chemicals	0.0%	0.4%
Fertilizers & Agricultural Chemicals	0.0%	0.4%
Internet Services & Infrastructure	0.0%	0.4%
Security & Alarm Services	0.0%	0.4%
Health Care Distributors	0.0%	0.3%
Insurance Brokers	0.0%	0.2%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,998,110,967	97.9%	171.6%	$1,325,749,895	96.8%	171.1%
Australia	32,018,208	1.6%	2.8%	32,260,769	2.4%	4.2%
Canada	9,925,823	0.5%	0.9%	10,267,051	0.7%	1.3%
Luxembourg	918,690	0.0%	0.1%	962,725	0.1%	0.1%
Grand Cayman	560,325	0.0%	0.0%	—	0.0%	0.0%
Total	$2,041,534,013	100.0%	175.4%	$1,369,240,440	100.0%	176.7%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	$—	$—
2	1,826,605,598	1,273,075,748
3	54,032,811	29,103,797
4	6,541,706	—
5	—	—
Total	$1,887,180,115	$1,302,179,545

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$52,190,168	$31,655,006	$142,201,505	$77,358,333
Net expenses	25,460,932	13,380,716	68,360,761	32,282,886
Net investment income (loss) before taxes	26,729,236	18,274,290	73,840,744	45,075,447
Net change in provision (benefit) for income and excise taxes	16,779	168,493	129,008	168,493
Net investment income (loss) after taxes	26,712,457	18,105,797	73,711,736	44,906,954
Net realized gain (loss)	62,007	516,688	(1,901,182)	62,701
Net change in unrealized appreciation (depreciation)	(6,724,024)	(4,706,718)	(16,129,315)	(4,410,225)
Net increase (decrease) in net assets resulting from operations	$20,050,440	$13,915,767	$55,681,239	$40,559,430

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$49,018,676	$30,117,236	$134,689,564	$73,806,129
Dividend income	2,399,097	1,037,918	5,496,909	2,688,772
Other income	772,395	499,852	2,015,032	863,432
Total Investment Income	$52,190,168	$31,655,006	$142,201,505	$77,358,333

For the three and nine months ended September 30, 2025, total investment income was approximately $52.2 million and $142.2 million, respectively, primarily driven by the combination of capital deployment and the continued performance of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was approximately $2.0 billion as of September 30, 2025 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.56%. For the three and nine months ended September 30, 2024, total investment income was $31.7 million and $77.4 million, respectively, driven by the combination of the Fund’s continued deployment and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.1 billion as of September 30, 2024 and its weighted average yield on debt and income producing investments, at fair value, was 10.35%.

The elevated interest rate environment of 2023 remained for most of 2024 with the Secured Overnight Financing Rate (“SOFR”) remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. SOFR has subsequently held steady at approximately 4.30% through the end of the third quarter of fiscal 2025. Post-liberation day, spreads in the traditional middle market, the Fund's primary area of focus, were expected to widen, however have modestly compressed compared to 2024 levels.

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

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$16,030,842	$8,210,230	$43,944,516	$18,274,834
Management fees	3,540,081	2,013,097	9,433,724	5,223,551
Income based incentive fees	3,807,793	2,536,534	10,347,185	6,321,853
Capital gains incentive fees	—	(559,708)	(822,417)	(541,234)
Distribution and shareholder servicing fees
Class S	5,162	474	12,735	552
Class D	8	7	22	20
Administration fees	914,914	521,000	2,438,163	1,352,925
Amortization of deferred offering costs	—	—	—	291,680
Board of Trustees' fees	103,730	57,279	304,555	159,825
Professional fees	493,136	272,750	2,069,307	648,794
Registration fees	20,882	—	480,182	—
Other general and administrative expenses	591,211	542,427	1,764,309	1,355,021
Total Expenses Before Reductions	25,507,759	13,594,090	69,972,281	33,087,821
Expense support	(46,827)	(213,374)	(1,611,520)	(804,935)
Net Expenses	25,460,932	13,380,716	68,360,761	32,282,886
Net change in provision (benefit) for income and excise taxes	16,779	168,493	129,008	168,493
Net Expenses Including Taxes	$25,477,711	$13,549,209	$68,489,769	$32,451,379

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the three and nine months ended September 30, 2025, was approximately $16.0 million and $43.9 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2024, was approximately $8.2 million and $18.3 million, respectively. The increase in interest expense was primarily driven by the increased borrowings under the Fund’s credit facilities and the issuance of the 2025 Senior Notes as the Fund continues to move toward target leverage levels. The average principal balance outstanding increased from $307.8 million for the nine months ended September 30, 2024 to $806.3 million for the nine months ended September 30, 2025.

Management Fees

For the three and nine months ended September 30, 2025, management fees were approximately $3.5 million and $9.4 million, respectively. For the three and nine months ended September 30, 2024, management fees were approximately $2.0 million and $5.2 million, respectively. The increase in management fees was due to an increase in the average net assets, compared to the three and nine months ended September 30, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the three and nine months ended September 30, 2025, income based incentive fees were approximately $3.8 million and $10.3 million, respectively. For the three and nine months ended September 30, 2024, income based incentive fees were $2.5 million and $6.3 million, respectively. The increase in income based incentive fees was due to growth of the Fund’s income, attributed to continued capital deployment and the performance of the Fund’s investment portfolio, compared to the three and nine months ended September 30, 2024.

Capital Gains Incentive Fees

For the three months ended September 30, 2025, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees. For the nine months ended September 30, 2025, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.8 million, attributable to net realized and change in unrealized losses of $18.0 million, none of which was payable under the Advisory Agreement. For the three and nine months ended September 30, 2024, the Fund accrued capital gains incentive fees of approximately $0.6 million and $0.5 million, respectively, attributable to net realized and change in unrealized losses of $4.2 million and $4.3 million, respectively, none of which was payable under the Advisory Agreement. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States of America (“GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $2.1 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, and $1.4 million and $3.8 million for the three and nine months ended September 30, 2024, respectively. Total other expenses were primarily comprised of administration fees, other general and administrative expenses, professional fees, registration fees, Board of Trustees’ fees and the amortization of the Fund’s offering costs. Increases in expenses were primarily driven by an increase in administration fees and professional fees driven by the larger portfolio and associated costs with managing the Fund, partially offset by a decrease in the amortization of the Fund's offering costs.

The Fund entered into an Expense Limitation Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Related Party Agreements and Transactions”.

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

As of September 30, 2025 and December 31, 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.2 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of approximately $0.1 million and provision of approximately $0.2 million, respectively, which was comprised of provision for taxes related to income of approximately $0.02 million and $0.1 million, respectively, and benefit for deferred tax expense of approximately $0.1 million and provision for deferred tax expense of approximately $0.03 million, respectively. For the three and nine months ended September 30, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million and $0.4 million, respectively, which was comprised of provision for taxes related to income of approximately $0.2 million for each period presented, provision for taxes related to realized gain on investments of approximately $0.1 million for each period presented, and benefit for deferred tax expense of approximately $0.2 million and provision for deferred tax expense of approximately $0.1 million, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2025 and 2024.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$150,295	$571,676	$(1,920,489)	$(456,103)
Net realized gain (loss) on non-controlled / affiliate investments	—	—	188,323	—
Net realized gain (loss) on swaps	(30,674)	—	(40,733)	—
Net realized gain (loss) on foreign currency transactions	(57,614)	2	(128,283)	573,794
Benefit (provision) for taxes on realized gain on investments	—	(54,990)	—	(54,990)
Net Realized Gain (Loss)	$62,007	$516,688	$(1,901,182)	$62,701

For the three and nine months ended September 30, 2025, the Fund generated a net realized gain on investments of approximately $0.2 million and a net realized loss on investments of approximately $1.7 million, respectively, primarily driven by the sale of non-controlled / non-affiliate investments. For the three and nine months ended September 30, 2024, the Fund generated a net realized gain on investments of approximately $0.6 million and net realized loss on investments of approximately $0.5 million, respectively, from the sale of investments. Further, for the nine months ended September 30, 2024, the Fund generated a net realized gain on foreign currency transactions of approximately $0.6 million primarily due to the repayment of borrowings denominated in foreign currencies during the second fiscal quarter.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(6,737,113)	$(5,400,045)	$(16,364,563)	$(4,629,330)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(198,487)	534,223	(1,230,090)	384,463
Net change in unrealized appreciation (depreciation) on swaps	(106,465)	—	1,591,440	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	210,542	—	(98,285)	(25,837)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	107,499	159,104	(27,817)	(139,521)
Net change in unrealized appreciation (depreciation)	$(6,724,024)	$(4,706,718)	$(16,129,315)	$(4,410,225)

For the three and nine months ended September 30, 2025, the Fund recorded a net change in unrealized depreciation due primarily to the performance of a small sub-set of underlying assets, most of which were broadly syndicated loans. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further contributed to the net change in unrealized depreciation for the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2024, the fair value of our debt investments decreased due to spread tightening in the credit market and the financial performance of our portfolio companies, offset predominantly by the performance of several portfolio companies. Further, for the three and nine months ended September 30, 2024, the Fund incurred a change in unrealized depreciation due to the reversal of unrealized appreciation on borrowings denominated in foreign currencies recognized during the quarter ended March 31, 2024 and the year ended December 31, 2023. The change in unrealized depreciation is offset by a realized gain on foreign currency transactions realized upon repayment of foreign denominated borrowings.

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

As of September 30, 2025 the Fund had three revolving credit facilities and two unsecured notes outstanding and as of December 31, 2024, the Fund had three revolving credit facilities outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 and December 31, 2024, the Fund had $914.7 million and $611.1 million of debt outstanding under its revolving credit facilities and 2025 Senior Notes. As of September 30, 2025 and December 31, 2024 and the Fund’s asset coverage ratio was 227% and 227%, respectively.

Cash as of September 30, 2025, taken together with the Fund’s $1.1 billion of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

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

As of September 30, 2025, the Fund had $35.3 million in cash and $0.2 million in foreign cash. During the nine months ended September 30, 2025, cash used in operating activities was $605.1 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $626.7 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

As of September 30, 2024 the Fund had $23.7 million in cash. During the nine months ended September 30, 2024, cash used in operating activities was $570.4 million, primarily as a result of funding new investments, partially offset by sales of investments and principal repayments. Cash provided by financing activities was $592.7 million during the period, primarily as a result of new share issuances and net borrowings, partially offset by share repurchases and distributions to shareholders.

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,820,122	$122,404,540	14,994,698	$382,923,706
Distributions reinvested	578,304	14,679,473	1,655,955	42,261,954
Share repurchases	(295,701)	(7,471,702)	(746,192)	(18,950,186)
Early repurchase deduction	—	7,826	—	16,574
Net increase (decrease)	5,102,725	$129,620,137	15,904,461	$406,252,048
CLASS S
Subscriptions	24,080	610,521	55,324	1,411,104
Distributions reinvested	775	19,649	1,944	49,566
Share repurchases	—	—	—	—
Net increase (decrease)	24,855	$630,170	57,268	$1,460,670
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	11	281	36	916
Share repurchases	—	—	—	—
Net increase (decrease)	11	$281	36	$916
Total net increase (decrease)	5,127,591	$130,250,588	15,961,765	$407,713,634

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,262,752	$84,131,811	9,972,525	$257,533,754
Distributions reinvested	336,202	8,666,169	880,411	22,735,570
Share repurchases	(73,416)	(1,890,472)	(363,682)	(9,392,901)
Early repurchase deduction	—	7,371	—	14,019
Net increase (decrease)	3,525,538	$90,914,879	10,489,254	$270,890,442
CLASS S
Subscriptions	7,492	193,474	9,355	241,724
Distributions reinvested	103	2,677	122	3,157
Share repurchases	—	—	—	—
Net increase (decrease)	7,595	$196,151	9,477	$244,881
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	10	266	30	778
Share repurchases	—	—	—	—
Net increase (decrease)	10	$266	30	$778
Total net increase (decrease)	3,533,143	$91,111,296	10,498,761	$271,136,101

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the nine months ended September 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
July 30, 2025	July 31, 2025	August 22, 2025	0.2025	8,683,946
August 28, 2025	August 29, 2025	September 23, 2025	0.2025	9,002,048
September 29, 2025	September 30, 2025	October 22, 2025	0.1910	8,833,874
			$1.9010	$74,539,034

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
July 30, 2025	July 31, 2025	August 22, 2025	0.1845	15,340
August 28, 2025	August 29, 2025	September 23, 2025	0.1845	18,546
September 29, 2025	September 30, 2025	October 22, 2025	0.1730	17,947
			$1.7383	$135,226

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
July 30, 2025	July 31, 2025	August 22, 2025	0.1972	92
August 28, 2025	August 29, 2025	September 23, 2025	0.1972	92
September 29, 2025	September 30, 2025	October 22, 2025	0.1857	87
			$1.8530	$845

The following table summarizes the Fund’s distributions declared and payable for the nine months ended September 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
			$1.9575	$42,228,106

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
			$1.7928	$5,975

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
			$1.9089	$785

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

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the nine months ended September 30, 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.86	$73,205,864	$1.71	$132,892	$1.82	$829
Accumulated undistributed taxable net investment income from prior periods	—	—	—	—	—	—
Distributions in excess of net investment income	0.04	1,333,170	0.03	2,334	0.03	16
Total	$1.90	$74,539,034	$1.74	$135,226	$1.85	$845

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the nine months ended September 30, 2024.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.84	$40,141,796	$1.68	$5,930	$1.79	$737
Accumulated undistributed taxable net investment income from prior periods	0.12	2,086,310	0.11	45	0.12	48
Net realized gains (losses)	—	—	—	—	—	—
Total	$1.96	$42,228,106	$1.79	$5,975	$1.91	$785

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%
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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025 were $851.3 million and $806.3 million, respectively, and 6.49% and 6.49%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2024 were $426.8 million and $307.8 million, respectively, and 7.30% and 7.30%, respectively. The increase in interest expense was primarily driven by the increased borrowings of the Fund as it continues to scale. The Fund’s weighted average interest rate paid as of September 30, 2025 and December 31, 2024 was 6.28% and 6.59%, respectively. The Fund’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$182,113,602	$182,113,602	$—	$957,886,398
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,833,099	1,166,901	—
Series 2025B Notes	105,000,000	105,000,000	103,780,206	1,219,794	—
Total	$2,000,000,000	$917,113,602	$914,726,907	$2,386,695	$1,082,886,398

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855	$—	$65,929,145
BSPV Facility	250,000,000	172,000,000	172,000,000	—	78,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000	—	245,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855	$—	$388,929,145

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

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $480.4 million and $321.7 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.

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

As of September 30, 2025, 99.9% of the Fund’s debt investments at fair value were at floating rates and 0.1% were at fixed rates. Based on the Fund’s consolidated statement of assets and liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$57,879,012	$21,213,408	$36,665,604
Up 200 basis points	38,586,008	14,142,272	24,443,736
Up 100 basis points	19,293,004	7,071,136	12,221,868
Down 100 basis points	(19,293,004)	(7,071,136)	(12,221,868)
Down 200 basis points	(38,561,924)	(14,142,272)	(24,419,652)
Down 300 basis points	(57,666,889)	(21,213,408)	(36,453,481)

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

The following table presents the share repurchases completed for the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%
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

FIDELITY PRIVATE CREDIT FUND

Date: November 12, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: November 12, 2025	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909886.102

BDC-10Q3-1125