Form 10-K
period 2025-12-31
Fidelity Private Credit Fund
filed 2026-03-23
CIK 1920453

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 18, 2026 was 53,561,162, 110,240 and 489 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude March 1, 2026 subscriptions since the issuance price is not yet finalized at March 18, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Fund (the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors.” and elsewhere in this Annual Report and in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors.” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The following factors are among those that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war;
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

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors.” in this Annual Report.

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

The Fund is offering on a continuous basis up to $4,000,000,000 of its common shares of beneficial interest (the “Common Shares”) (the “Offering”). The Fund expects to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals its net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Fidelity Distributors Company LLC, the managing dealer (the “Managing Dealer”) for this Offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this Offering.

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

FDS is a registered investment adviser under the Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly-owned subsidiary of FMR. FDS is also registered with the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act of 1936, as amended, as a commodity pool operator and a commodity trading advisor, and is a member of the National Futures Association. However, with respect to the Fund, the Adviser is exempt from registration with the CFTC as a commodity pool operator (“CPO”) under CFTC Rule 4.5 because of the Fund’s limited trading in commodity interests and member eligibility requirements, so that unlike a registered CPO, with respect to the Fund, the Adviser is not required to deliver a disclosure document or an annual report (as these terms are used in the CFTC’s rules) to shareholders.

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

The Management Team

Founded in 1946, Fidelity has been known for its professional money management and comprehensive client services. Fidelity is one of the world’s largest providers of financial services with assets under administration of $18.0 trillion, including managed assets of $7.1 trillion as of December 31, 2025. The portfolio management team has extensive experience in middle market lending and has sourced, underwritten and/or managed diverse credit and lending teams in a variety of market environments from the nascent cash flow lending markets of the early 2000’s, through the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”), during the recovery and growth of the 2010’s, and during the recent pandemic related disruptions. The Adviser emphasizes a consistent and disciplined underwriting process which is the foundation for its approach to portfolio construction. Leveraging proprietary research insights and performing granular credit and loan to value analysis for each investment are core tenets of the Adviser’s credit philosophy. Focusing on capital preservation and minimizing volatility, the Adviser seeks to employ the same underwriting, due diligence and the Adviser’s Direct Lending Investment Committee (“Direct Lending Investment Committee”) approval process for every investment. The Adviser believes that Fidelity’s history and scale, combined with the portfolio management team’s experience and strategy enable it to compete across the credit spectrum in the middle market. See “Conflicts of Interest - Relationship among the Fund, the Adviser and the Portfolio Managers” for more information about risks related to investing with an affiliate adviser. The Adviser’s specific areas of differentiation that drive its competitive advantages are below:

•
Fidelity’s multi-decade history and substantial scale in the credit markets: Fidelity has operated through the last twelve recessions, numerous crises, expansions and contractions during its more than 75 years of history. Active in the credit markets since 1971, Fidelity has over $974 billion of fixed income assets under management as of December 31, 2025. Fidelity also offered its first high yield bond fund in 1977 and was the first mutual fund company to offer an open-ended fund focused on leverage loans in 2000.
•
Dedicated team of seasoned middle market credit investors: The portfolio management team of the Adviser is comprised of professionals that have spent their entire careers in middle market lending. The portfolio managers average more than 20 years of experience, and the portfolio management team’s capabilities include sourcing, underwriting and executing on middle market loans, and most importantly, actively managing credit portfolios through multiple cycles. This includes experience managing investments during periods of growth as well as periods of distress, including active engagement and leadership in restructurings and bankruptcies, providing valuable foresight in connection with the Adviser's Direct Lending Investment Committee's evaluation and approval of new opportunities. The Adviser maintains in-depth oversight throughout the investment process and instills the culture of intense focus on capital preservation and hands-on portfolio management with a focus on proper risk mitigation throughout the life of an investment.
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
•
Access to proprietary credit and equity research platform creates efficient and differentiated diligence: As part of the Fidelity organization, the Adviser has access to the extensive research platform of FMR that allows the Adviser to make more informed and efficient investment decisions. FMR has over 490 research professionals in North America, Europe and Asia that cover equities, fixed income and high yield markets. As part of the due diligence and underwriting process for each potential investment, the Adviser intends to review and analyze relevant FMR industry research and engage directly with the industry analysts. Using its proprietary insights, the Adviser expects to improve portfolio construction and risk mitigation, allowing it to potentially (i) gain conviction on investments or (ii) avoid investments that have subtle industry headwinds or competitive pressures, that might otherwise appear attractive. In addition to the portfolio management team’s independent industry analysis and broad experience lending to middle market businesses, the Adviser’s access to proprietary Fidelity research differentiates the platform and, the Fund believes, translates into more efficient and informed decision making.
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

The Board of Trustees

Overall responsibility for the Fund’s oversight rests with the Board of Trustees (“the Board”). The Fund has entered into the Advisory Agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Trustees are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of our investment activities, the valuation of our assets, review of contractual arrangements with companies that provide services to the Fund, oversight of our financing arrangements and corporate governance activities. The Board is currently composed of five members, four of whom are Trustees who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

According to Preqin, the private credit market has grown tenfold since the great financial crisis of 2007 to 2009 (the “Great Financial Crisis”) and is projected to grow double-digit percentages in the near future.1 The consolidation of regional U.S. banks following the financial crisis and the enhanced regulations introduced by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), resulted in larger banks decreasing their willingness to issue and hold loans to middle-market companies, thus contributing to the growth of direct lending. Direct lending is a subset of private credit that is frequently compared to more liquid public market options, including leveraged loans or broadly syndicated loans and high yield bonds. More recently, demand has been driven by key characteristics of the asset class summarized below.

•
Large and growing market: Fidelity research estimates the U.S. private credit market is at approximately $1.8 trillion (AUM) and finances mergers and acquisitions, recapitalization and refinance activity for the approximately 200,000 middle market businesses that operate in the U.S. according to the National Center for the Middle Market. Private equity investing activity drives a significant portion of this volume.2
•
The private credit market has expanded into areas traditionally served by the leveraged loan and high yield markets: According to Leveraged Commentary & Data (“LCD”) and Intercontinental Exchange Bank of America (“ICE BAML”), from 2003 to 2025, the share of leveraged loans with an issue size below $500 million has declined from 45% to 5%, and similarly from 2003 to 2025, the share of high yield loans with an issue size below $500 million has declined from 68% to 9%. In both cases, direct lending is now regularly filling this gap for loans up to $500 million and larger.3
•
Floating rate debt may provide a hedge against rising interest rates: The majority of direct lending investments are floating rate instruments whose rates change with the market and/or interest rates.
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
•
The foregoing information is with respect to past performance of certain markets and indices, only, and does not reflect the actual or expected performance of the Fund. There can be no guarantee that the Fund will achieve results resembling these metrics or that market circumstances in the future will be comparable. An investment in the Fund involves significant risk and should be considered only by sophisticated investors able to assume the risks of loss and illiquidity inherent with an investment in the Fund. Please see “Item 1A. Risk Factors.” for a more detailed description of risks associated with the Fund.

_______________

1 Forecasts are inherently uncertain and subject to change.

2 Source: Pitchbook, Preqin, Cliffwater, Bloomberg, KBRA DLD, National Center for the Middle Market, Fidelity Investments

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

Under normal circumstances, the Fund will invest at least 80% of its total assets in Private Credit. If the Fund changes its 80% test, the Fund will provide shareholders with at least 60 days’ prior notice of such change. Effective June 11, 2026, SEC rules require that the Fund’s policy to invest at least 80% of its assets in Private Credit may only be changed if authorized by a vote of the holders of a majority of the Fund’s outstanding voting securities, unless: (1) the Fund conducts a repurchase offer in advance of the proposed change to its 80% investment policy; (2) the Fund provides its Shareholders with at least 60 days’ notice prior to the proposed change to the 80% investment policy in advance of the repurchase offer; and (3) the repurchase offer is not oversubscribed. The Fund will also invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are generally private and may be backed by a Sponsor but may also include investments in small capitalization public companies or companies that are non-Sponsors. The Adviser directly originates credit opportunities from a large universe of Sponsors, intermediaries and other direct lenders, as well as internal Fidelity resources.

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

Most of the Fund's investments are unrated or rated below investment grade, which are often referred to as “leveraged loans,” “high yield” or “junk” debt investments and may be considered “high risk” or speculative compared to debt investments that are rated investment grade. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the Fund’s net asset value and income distributions to shareholders. They may also be illiquid and difficult to value.

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

The Fund borrows money for investment and cash management purposes. In determining whether to borrow money, the Fund analyzes the financial flexibility, maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to the Fund’s investment outlook. In addition to borrowing money from third parties, the Fund may borrow on an unsecured basis from the Adviser or its affiliates. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by the shareholders indirectly through their interests in the Fund.

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

Direct Lending Investment Committee

The investment activities of the Fund are under the direction of the Direct Lending Investment Committee and subject to the oversight of the Board. The Direct Lending Investment Committee currently is comprised of the Fund’s three portfolio managers, David Gaito, Therese Icuss and Jeffrey Scott. Additionally, the Head of Fidelity Investments' High Income and Alternatives division (the “High Income and Alternatives division”) and/or the Chief Investment Officer of the High Income and Alternatives division meet with the Direct Lending team frequently to discuss the pipeline of opportunities and each has the authority to decline any opportunity at any point at his or her discretion. The day-to-day activities of the Fund are overseen by the Fund’s portfolio managers, each of which is an officer or employee of the Adviser or its affiliate.

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

The Adviser’s policies will seek to ensure the equitable allocation of such investment opportunities among us and other clients over time. In cases where an investment may potentially be appropriate for several clients, the Adviser makes a determination of the appropriateness of the investment opportunity for a particular client and allocates an investment opportunity among eligible clients based on a variety of factors related to each such client the Adviser deems relevant (including, without limitation, the client’s investment objectives and focus, available capital, the client’s existing portfolio, portfolio company restrictions, targeted rate of return, minimum and maximum investment size requirements, transaction structure, cash flow considerations, risk considerations, tax implications, legal and regulatory requirements, whether a related investment opportunity has already been made available to the client, investment limitations and other factors). In cases where an investment opportunity is being evaluated on behalf of, and may be appropriate for, both us and another client and falls outside of the allocation methodology, the Adviser will generally consult with an allocation, conflicts or similar internal committee or sub-committee to decide on an appropriate allocation of a particular investment opportunity as between us and such other client, which may take into account, various factors.

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

Co-Investment Relief

The Fund and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Fund may determine to participate or not to participate, in the co-investment opportunities presented to it, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other affiliated funds that target similar assets in accordance with allocation policies and procedures described above. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds. In addition, given the Fund’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund purchases.

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

The Fund intends to utilize one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of its expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over the Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). The Fund cannot assure shareholders that it will be able to enter into new credit facilities. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

The Fund may enter into total return swap (“TRS”) agreements. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Fund would typically have to post collateral to cover this potential obligation. To the extent the Fund segregates liquid assets with a value equal (on a daily mark-to-market basis) to its obligations under TRS transactions, enters into offsetting transactions or otherwise covers such TRS transactions in accordance with applicable SEC guidance, the leverage incurred through TRS will not be considered a borrowing for purposes of the Fund’s overall leverage limitation.

The Fund may also create leverage by securitizing its assets (including in Financing CLOs) and retaining the equity portion of the securitized vehicle. See “Item 1A. Risk Factors. Forming Financing CLOs Risk.” The Fund may also from time to time make secured loans of its marginable securities to brokers, dealers and other financial institutions.

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

The Adviser and/or its affiliates have agreed to advance all of our organization and offering expenses on our behalf through the date on which the Fund broke escrow for its Offering. The Fund will be obligated to reimburse the Adviser and/or its affiliates, as applicable, for such advanced expenses only if certain conditions are met. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. See “Expense Limitation Agreement.”

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

Board Approval of the Advisory Agreement and Administration Agreement

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

At its November 2025 meeting, the Board unanimously determined to renew the Fund’s Agreements. In reaching its determination, the Board considered all factors it believed relevant, including (i) the nature, extent, and quality of the services provided to the Fund and its shareholders (including the investment performance of the Fund); (ii) the competitiveness relative to peer funds of the Fund’s management fee and the total expense ratio of a representative class; (iii) the total costs of the services provided by and the profits realized by FDS and its affiliates (Fidelity) from its relationships with the Fund; and (iv) the extent to which, if any, economies of scale exist and are realized as the Fund grows, and whether any economies of scale are appropriately shared with Fund shareholders. The Board’s decision to renew the Agreements was not based on any single factor and the factors may have been weighed differently by individual Trustees.

Nature, Extent, and Quality of Services Provided

The Board considered Fidelity’s staffing as it relates to the Fund, including the backgrounds of investment personnel of Fidelity, and also considered Fidelity’s implementation of the Fund’s investment program. The Board also had discussions with members of the portfolio management team.

•
Resources Dedicated to Investment Management and Support Services. The Board reviewed the general qualifications and capabilities of Fidelity’s investment staff, such as size, education, experience, and resources, as well as Fidelity’s approach to training and managing investment personnel. The Board noted that Fidelity’s analysts have extensive resources, tools and capabilities that allow them to conduct sophisticated quantitative and fundamental analysis, as well as credit analysis of issuers, counterparties and guarantors. Further, the Board considered that Fidelity’s investment professionals have sufficient access to information and data so as to provide competitive investment results over time, and that those professionals also have access to sophisticated tools that permit them to assess portfolio construction and risk and performance attribution characteristics continuously, and to transmit new information and research conclusions rapidly. Additionally, in its deliberations, the Board considered Fidelity’s trading, risk management, compliance, cybersecurity, technology and operations capabilities and resources, which are integral parts of the investment management process.
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

Competitiveness of Management Fee and Total Expense Ratio

In reviewing the Advisory Agreement, the Board considered the Fund’s management fee rate and the total expense ratio of a representative class of the Fund (Class I). The Board noted that there are a limited number of unlisted competitors against which to assess the competitiveness of the Fund’s fees and that Fidelity obtained BDC competitor fund information from Broadridge. The peer group includes competitors with similar legal structures, investment mandates, distribution characteristics, and fund size.

The Board noted that the Fund’s base management fee, which excludes incentive fees, is equal to the peer group median. The Board also noted that total expenses (including interest expense) for Class I ranked below the peer group median. The Board considered the difficulty in comparing total expense ratios across the peer group due to varying incentive fees, interest expense on borrowed funds, operating expenses, and the extent of expense reimbursement. The Board noted that, excluding interest expense for both the Fund and its peer group, the Fund’s total expenses for Class I ranked above the peer group median. The Board noted that FDS is contractually limiting certain fund-level operating expenses to 0.70% (on an annualized basis) of the Fund’s average net assets and that such agreement may only be terminated with the approval of the Board.

The Board also considered Fidelity fee structures and other information with respect to clients of Fidelity other than the Fund, such as other funds advised or subadvised by Fidelity, pension plan clients, and other institutional clients with similar investment mandates.

Based on its review, the Board concluded that the Fund’s management fee and the total expense ratio of Class I shares of the Fund were reasonable in light of the services that the Fund and its shareholders receive and the other factors considered.

Costs of the Services and Profitability

The Board considered the revenues earned and the expenses incurred by Fidelity in conducting the business of developing, marketing, distributing, managing, administering and servicing the Fund and servicing the Fund’s shareholders. The Board considered the level of Fidelity’s profits in respect of all the Fidelity funds the Board oversees. The Board noted that the profitability information reflects the relatively small size of the funds overseen by the Board and their short history.

On an annual basis, Fidelity presents to the Board information about the profitability of its relationships with the Fund. Fidelity calculates profitability information for each Fidelity fund, as well as aggregate profitability information for groups of Fidelity funds and all Fidelity funds, using a series of detailed revenue and cost allocation methodologies which originate with the books and records of Fidelity on which Fidelity’s audited financial statements are based. The Board reviews any significant changes from the prior year’s methodologies.

A public accounting firm has been engaged annually by the Board as part of the Board's assessment of Fidelity's profitability analysis. The engagement includes the review and assessment of the methodologies used by Fidelity in determining the revenues and expenses attributable to Fidelity's fund business. After considering the reports issued under the engagement and information provided by Fidelity, the Board concluded that while other allocation methods may also be reasonable, Fidelity's profitability methodologies are reasonable in all material respects.

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

Conclusion

Based on its evaluation of all of the conclusions noted above, and after considering all factors it believed relevant, the Board, including the Independent Trustees, concluded that the advisory fee arrangements are fair and reasonable in light of all of the surrounding circumstances, and that the Fund’s Agreements should be renewed through November 30, 2026.

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

Expense Limitation Agreement

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

This Expense Limitation Agreement shall continue in force until April 30, 2026 (“Initial Term”) and shall renew automatically for successive one-year terms after the Initial Term. The Adviser may not terminate this Expense Limitation Agreement without the approval of the Fund’s Board of Trustees. The Fund’s Board of Trustees may terminate this Expense Limitation Agreement at any time without payment of any penalty.

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

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees the Fund pays the Managing Dealer with respect to the Class I, Class S and Class D on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Share Repurchase Program

The Fund commenced a share repurchase program during fiscal year 2023, in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of its share repurchase program, the Board will consider at least quarterly whether the continued suspension of the Fund’s share repurchase program remains in its best interest and the best interest of its shareholders. However, the Board is not required to authorize the recommencement of the Fund’s share repurchase program within any specified period of time. The Board may also determine to terminate the Fund’s share repurchase program if required by applicable law or in connection with a transaction in which shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of the Fund’s Common Shares on a national securities exchange.

The Fund expects to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. The Fund conducts the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

In addition, the Fund’s Common Shares may also be sold to certain feeder vehicles primarily created to hold the Fund’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. In certain markets, feeder vehicles may be established that impose an early repurchase deduction that corresponds to the Early Repurchase Deduction established by the Fund. The Fund may look through such feeder vehicles in applying its Early Repurchase Deduction, such that the feeder vehicle will receive repurchase proceeds in an amount equal to the amount due to feeder vehicle investors under the feeder vehicle’s repurchase deduction policy. For certain feeder vehicles in other markets, the Fund may not apply the Early Repurchase Deduction to the feeder vehicles or their underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction, if applied, will be retained by the Fund for the benefit of remaining shareholders across all shares.

Proxy Voting Policies and Procedures

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisers with regard to the U.S. federal income tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Fund elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code.

To qualify for the tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Fund (a) at least 50% of the value of the Fund’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Fund’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Fund’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Fund controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in 3(b) above).

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

Risk of Dependence on Key Personnel of the Adviser. The Fund will depend on the diligence, skill, experience and network of business contacts of the Adviser’s portfolio management team. There can be no assurances that certain members of the team will continue to provide investment services to the Adviser. The loss of key personnel would limit the Fund’s ability to achieve its investment objectives and operate as anticipated. None of the Fund, the Adviser or its Affiliates maintain key person life insurance for any of their personnel.

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

Portfolio Valuation Risk. The Adviser, subject to the oversight of the Board, determines the valuation of the Fund’s investments. It is expected that most of the Fund’s investments will not have readily available market quotations, which will require the Adviser to determine, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Fund investors.

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

Possession of Material Non-Public Information, Limiting the Adviser’s Discretion. From time to time, the Adviser (in its capacity as investment adviser of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) and its affiliates receive material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers that the Adviser reviews or participates in, oftentimes unrelated to its management of the Fund. In such circumstances, the Fund may be prohibited, by law, contract or by virtue of the Adviser’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer. In order to prevent the portfolio managers of the Fund from receiving material, non-public information that may prevent them from being able to trade in investments in other accounts the portfolio managers manage, portfolio management personnel (including the portfolio managers, research analysts, and traders) may be subject to information barriers and prevented from accessing certain information regarding Fund investments to which investors are otherwise entitled, such as information about a borrower’s business prospects, financial situation and liquidity situation.

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

Cybersecurity Risk. With the increased use of technologies such as the Internet and cloud computing to conduct business, the Fund and the Adviser are susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events that may cause the Fund, the Adviser or their respective service providers to lose or compromise confidential information. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber incidents affecting the Fund’s or the Adviser’s service providers have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Fund’s ability to value its investments, impediments to trading, the inability of shareholders to transact business, violations of applicable privacy and other laws, failure to maintain the security, confidentiality or privacy of sensitive data including personal information relating to the unit holders and their beneficial owners, violations of confidentiality obligations, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Similar adverse consequences could result from cyber incidents affecting counterparties with which the Fund engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Adviser anticipates that the Fund’s service providers generally will have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Fund cannot control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its shareholders. The Fund and its shareholders could be negatively impacted as a result. For example, if a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to the transactions of the Fund and personally identifiable information of the Unit Holders may be lost or improperly accessed, used or disclosed.

Artificial Intelligence and Machine Learning Risks. The emergence of recent technology developments in artificial intelligence and machine learning technology, including Open AI’s release of its ChatGPT application (collectively, “Machine Learning Technology”) could pose risks to FMR, the Adviser, the Fund and its investments. These risks could arise if FMR utilizes Machine Learning Technology in connection with its business activities, including investment activities, or if third-party service providers of or any counterparties or competitors to the Fund, whether or not known to FMR, use Machine Learning Technology. FMR will not be in the position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided. Furthermore, FMR personnel could utilize Machine Learning Technology in contravention of any policies that FMR has to prohibit or otherwise restrict the use of Machine Learning Technology.

As the use and availability of Machine Learning Technology has grown, the U.S. Congress and a number of U.S. federal agencies have been examining the Machine Learning Technology and their use in a variety of industries, including financial services. The legislatures and administrative agencies of a variety of U.S. states and non-U.S. governments have also proposed, and in a number of cases adopted, rules and regulations addressing the use of Machine Learning Technology. Machine Learning Technology similarly faces an uncertain regulatory landscape in many foreign jurisdictions.

Use of Machine Learning Technology by any of the parties described in the previous paragraphs could include the input of confidential information (including material non-public information) into Machine Learning Technology, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users. This use could be in contravention of confidentiality agreements or FMR policies. For more information on risks relating to information security, see also “Cybersecurity Risks.” above.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the dataset that Machine Learning Technology utilizes to operate. Additionally, certain data in such datasets will inevitably contain a degree of inaccuracies and errors, potentially materially so, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that FMR is exposed to the risk of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on FMR, the Adviser, the Fund and its portfolio investments. Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly and it is impossible to predict the future risks that may arise from such developments.

Social Media Risk. The use of social networks such as Facebook, Twitter and Instagram, message boards such as Reddit and other internet channels have become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without relying on traditional media intermediaries. Information often spreads rapidly across large segments of the U.S. and global population, frequently without any independent verification as to its accuracy, which has led to the spread of misinformation in many cases. The spread of information or misinformation regarding FMR, the Adviser, the Fund, their respective affiliates or the Fund’s portfolio investments could result in material and adverse effects on any of the foregoing. Furthermore, certain administrators of or other service providers to social networks, message boards, app stores, websites and other internet outlets have taken actions to ban, block, verify or censor the content disseminated on their networks. Such actions, or similar actions taken by government regulators or courts, could negatively affect FMR, the Adviser, the Fund, their respective affiliates or the Fund’s portfolio investments (e.g., if an issuer were to face public backlash or regulatory penalties for taking such actions, or if an issuer were itself the subject of such a ban).

Electronic Delivery of Information Risk. Fund information and information with respect to a Member’s investment in the Fund may be delivered to such Member electronically. There are risks associated with such electronic delivery including, but not limited to, that e-mail messages are not secure and may contain computer viruses or other defects, may not be accurately replicated on other systems, or may be intercepted, deleted or interfered with without the knowledge of the sender or the intended recipient.

Confidential Information. The Fund’s agreements and Subscription Agreements contain confidentiality provisions intended to protect proprietary and other information relating to the Fund’s investments. To the extent that such information is publicly disclosed, competitors of the Fund and/or its investments may benefit from such information, thereby adversely affecting the Fund, its investments, the Adviser and the economic interests of the Members.

As part of the subscription process and otherwise in their capacity as Members, investors will provide significant amounts of information about themselves to the Adviser and the Fund. Members should not assume that such information will be kept confidential. For example, subject to any specific legal requirements, such information may be made available to third parties that have dealings with the Fund and governmental authorities.

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

Risk of Electronic Delivery of Certain Documents. Shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Fund investors by the Fund, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Fund investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “Technology Systems Risk.” and “Cybersecurity Risk.” above.

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
•
Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. See also “Provision of Managerial Assistance and Control Person Liability.” below.

•
No Readily Determinable Valuation. The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), as amended, Fair Value Measurements and Disclosures. This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Fund’s assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the fair value committee (the “Fair Value Committee”) may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund engages one or more independent valuation firms to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fund’s NAV could be adversely affected if determinations regarding the fair value of the Fund’s investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Advisory Fees may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.
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

Adverse Developments in the Debt Capital Markets. Recent market and economic conditions have been unprecedented and challenging. Continued concerns about the systemic impact of inflation, tariffs and trade embargos, energy costs, the pandemic, geopolitical issues, the availability and cost of credit, sovereign debt levels, the mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels. The factors described above have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Fund may wish to utilize. Such conditions could reduce the availability of leverage to the Fund, its investments, and potential purchasers of the Fund’s investments or make such leverage more expensive to obtain, thereby adversely affecting the performance of the Fund.

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

Emerging markets generally are not as efficient as those in developed countries. In some cases, a market for the security may not exist locally, and transactions will need to be made on a neighboring exchange. Volume and liquidity levels in emerging markets are lower than in developed countries. When seeking to sell emerging market securities, little or no market may exist for the securities.

It is anticipated that in most cases, the best available market for foreign securities will be on an exchange or in over-the-counter (“OTC”) markets located outside of the United States. Foreign stock markets, while growing in volume and sophistication, are generally not as developed as those in the United States, and securities of some foreign issuers may be less liquid and more volatile than securities of comparable U.S. issuers. Foreign security trading, settlement and custodial practices (including those involving securities settlement where fund assets may be released prior to receipt of payment) are often less developed than those in U.S. markets and may result in increased investment or valuation risk or substantial delays in the event of a failed trade or the insolvency of, or breach of duty by, a foreign broker-dealer, securities depository, or foreign sub-custodian. In addition, the costs associated with foreign investments, including withholding taxes, brokerage commissions, and custodial costs, are generally higher than with U.S. investments.

Foreign markets may offer less protection to investors than U.S. markets and tend to be less regulated. Foreign issuers are generally not bound by uniform accounting, auditing, and financial reporting requirements and standards of practice comparable to those applicable to U.S. issuers. Adequate public information on foreign issuers may not be available, and it may be difficult to secure dividends and information regarding corporate actions on a timely basis. In general, there is less overall governmental supervision and regulation of securities exchanges, brokers, and listed companies than in the United States. OTC markets tend to be less regulated than stock exchange markets and, in certain countries, may be totally unregulated. Regulatory enforcement may be influenced by economic or political concerns, and investors may have difficulty enforcing their legal rights in foreign countries.

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

Forming Financing CLOs Risk. To finance investments, the Fund may securitize certain of its secured loans or other investments, including, without limitation, through owning directly or indirectly an equity interest in one or more CLOs managed by the Adviser or any of its affiliates (each a “Financing CLO”), while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If the Fund creates a Financing CLO, it will depend in part on distributions from the Financing CLO’s assets out of its earnings and cash flows to enable the Fund to make distributions to shareholders. The ability of a Financing CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a Financing CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the Financing CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the Financing CLO’s debt, which could impact the Fund’s ability to receive distributions from the Financing CLO. If the Fund does not receive cash flow from any such Financing CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and The Fund is unable to obtain cash from other sources necessary to satisfy this requirement, the Fund may not maintain its qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a Financing CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a Financing CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to the Fund for distribution to shareholders. To the extent that any losses are incurred by the Financing CLO in respect of any collateral, such losses will be borne first by the Fund as owner of equity interests in the Financing CLO.

The collateral manager for a Financing CLO that the Fund creates may be the Fund, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as collateral manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, the Fund, the Adviser or the affiliate will implement offsetting arrangements to assure that the Fund, and indirectly, the Fund’s shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Fund serves as collateral manager, the Fund will receive no fees for providing such collateral management services.

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
•
Counterparty Risks. This is the risk that a loss may be sustained by the Fund as a result of the failure of the other party to a derivative (usually referred to as a “counterparty”) to comply with the terms of the derivative contract. The credit risk for exchange-traded derivatives is generally less than for OTC derivatives, since the clearinghouse, which is the issuer or counterparty to each exchange-traded or cleared derivative transaction is the counterparty to the derivative transaction. The Fund may post or receive collateral related to changes in the market value of a derivative. The Fund also may invest in derivatives that (i) do not require the counterparty to post collateral, (ii) require collateral but that do not provide for the Fund’s security interest in it to be perfected, (iii) require significant upfront deposits unrelated to the derivatives’ intrinsic value, or (iv) do not require that collateral be regularly marked-to-market. When a counterparty’s obligations are not fully secured by collateral, the Fund runs the risk of having limited recourse if the counterparty defaults.
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

Non-U.S. Securities Risk. The Fund may invest in securities and instruments of non-U.S. issuers. See “Exposure to Foreign Markets Risk.” above. The Fund’s investments in securities and instruments in non-U.S. markets involve substantial risks often not typically associated with investing in U.S. securities. Investments in non-U.S. securities may be adversely affected by changes in currency rates or exchange control regulations, changes in governmental administration or economic or monetary policy (in the United States and abroad) or changed circumstances in dealings between nations. Changes in foreign currency exchange rates relative to the U.S. dollar will affect the U.S. dollar value of the Fund’s assets denominated in that currency and thereby will have an impact upon the Fund’s total return on such assets. The Fund may utilize options and forward contracts to hedge against currency fluctuations, but there can be no assurance that such hedging transactions will be effective.

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

Custodial Risk. One or more banks may act as custodians for certain assets of the Fund. If a custodian were to become insolvent, the Fund would, in respect of financial assets credited to securities accounts and held in street name, have only rights in common with other customers of the custodian and would not have ownership of, or rights with respect to, any specific financial assets maintained by the custodian. If any custodian has insufficient financial assets to satisfy all of its customers and its secured creditors, the Fund could suffer losses.

The Custodian will maintain custody of the Fund’s assets and may provide additional services such as clearance and settlement services. Where consistent with the federal securities laws, certain non-publicly traded instruments may be held in the custody of other financial institutions selected by Fidelity. In the event Fidelity has custody of all or a portion of the Fund’s assets, it intends to comply with state and federal custody rules applicable to Fidelity.

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

Corporate-Level Income Tax. The Fund expects to make certain investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and applicable state corporate income taxes. The Fund may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

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

“Publicly Offered Regulated Investment Company” Tax Issue. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If the Fund is not a publicly offered RIC for any taxable year, a non-corporate shareholder’s allocable portion of the Fund’s affected expenses, including its management fees, will be treated as an additional distribution to the shareholder and may not be deductible by such shareholder. There is no assurance that the Fund will be treated as a “publicly offered regulated investment company” with respect to any calendar year.

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

Co-Investment Transactions. The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even though the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and those of one or more affiliated accounts advised by the Adviser and/or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and/or its affiliates will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and the applicable allocation policies and procedures.

With respect to co-investment transactions conducted under the exemptive order, initial internal allocations among the Fund and other investment funds affiliated with the Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If the Fund invests in a transaction under the co-investment exemptive order and, immediately before the submission of the order for the Fund and all other funds, accounts, or other similar arrangements advised by the Adviser and its affiliates, the opportunity is oversubscribed, it will be allocated in accordance with the Adviser's allocation policies and procedures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

Fidelity and its Enterprise Cybersecurity organization, on behalf of the Fund, have established a risk management program which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Fund and its Members. The Fund does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Fund’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

Management of cybersecurity risk is a key area of focus for the Enterprise Cybersecurity organization, as threat actors continue to target Fidelity with sophisticated, ever-evolving attacks. Enterprise Cybersecurity’s mission is to protect Fidelity and its customers from these attacks and other cyber incidents through risk optimization, policies, controls, technical capabilities, and employee training and awareness on risks, policies and standards. As Enterprise Cybersecurity implements measures to address cyber risk, it also continuously reviews its resources to better enhance security of systems, networks, data, and other technology.

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis. These risks are regularly evaluated to determine if they could materially affect the Fund’s business strategy, operational results, and financial condition. During the reporting period, Fidelity did not identify any material risks from cybersecurity threats that have materially affected or are reasonability likely to materially affect the Fund, including its day-to-day operations, financial condition, or business strategies.

While Fidelity will continue to enhance its approach to address cybersecurity risk, it is possible that it will not be successful in preventing or mitigating a future cybersecurity incident that could have a material impact on Fidelity or the Fund’s operations, financial condition, and business strategies.

Third Party Risk and Engagement

The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Third party incidents, such as supply chain attacks, ransomware operations, or insider misconduct, could result in a material impact to the Fund through the compromise of sensitive information or system failures. To address these risks, Fidelity has a vendor oversight program which includes periodic reviews of the cyber controls of third-party service providers, with the frequency of such reviews generally based on the nature of the Fund’s information processed by the vendor and the vendor’s criticality to business operations.

Independent Assessment of Controls

On behalf of the Fund, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to Fund. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the American Institute of Certified Public Accountants’ System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Fund. The results of these consulting engagements are shared with the Fund’s Board of Trustees as part of periodic reporting.

Monitoring Emerging Threats

Threat actors’ utilization of emerging and new technologies such as Artificial Intelligence to enhance cyber-attacks is an ongoing risk. Fidelity’s Cyberthreat Intelligence (“CTI”) unit within Enterprise Cybersecurity is designed to alert stakeholders, control owners, and decision-makers of emerging cyber threats to Fidelity infrastructure, vendors, and clients. CTI operates via a follow-the-sun approach, monitoring criminal, nation-state, hacktivist, and insider groups and their use of these technologies to carry out attacks.

CTI utilizes information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center. The organization analyzes such information and incorporates threat actors’ tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

Organization and Management

Fidelity Enterprise Cybersecurity is comprised of several product areas that are designed to defend against attack, damage, and unauthorized action to information, data, and systems. Among these functions are:

Detect and Respond, which is responsible for delivering global cybersecurity operations, intelligence, and analytics to ensure data confidentiality, integrity, and availability for Fidelity and its customers. This product area utilizes the latest tools and technology to monitor Fidelity’s environment for signs of suspicious activity, as well as proactively detect and hunt for the latest cyber threats. Key functions include the Security Operations Center, Threat Intelligence, Insider Threat, and Endpoint Security.

The Information Security Office, which is a team that assists with the migration and implementation of Enterprise Cybersecurity policy into each of the firm’s business units. Each Fidelity business unit has a dedicated Information Security Office team that partners with the business on cyber client engagement, security advisory, risk reduction, regulatory compliance, and education and awareness.

Application and Infrastructure Security, which is responsible for identifying, assessing, and mitigating risks posed by software vulnerabilities, malware, and configuration exposures in Fidelity’s applications and technology infrastructure. This product area focuses on critical functions such as vulnerability scanning, penetration testing, and vendor application remediation, enabling Fidelity to address risks from vulnerabilities before they are exploited.

Enterprise Cybersecurity also employs several teams that work together and are responsible for enabling Fidelity with a persistent readiness posture through comprehensive cyber risk management from risk identification through remediation. These teams include Cyber Risk, Cyber Controls & Policy, and Cyber Regulatory & Audit. Together, these teams provide a foundation and framework for the Enterprise Cybersecurity organization to align with industry standards, meet regulatory expectations, and adjust to changing risks.

Governance and Oversight

The Board, in conjunction with Fidelity’s Enterprise Cybersecurity organization, provides strategic oversight regarding cybersecurity risks and threats to the Fund. The Board receives and reviews periodic reports from senior executives in Fidelity’s Enterprise Cybersecurity organization and the Fund’s management, including Fidelity’s Chief Information Security Officer (“CISO”), members of the CISO’s staff, and the Fund’s CCO. These reports contain information about risks from cybersecurity threats, including results of independent reviews of the cybersecurity program, summaries of recent threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The Fund’s management, including the CCO of the Fund, is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Fund’s reliance on Fidelity and its Enterprise Cybersecurity organization, the CCO relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Fund’s material risks from cybersecurity threats. Fidelity’s CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024. He reports to Fidelity’s Head of Technology and Global Services.

Management of the Fund is informed about cybersecurity incidents, including material cybersecurity incidents, impacting the Fund. The Board monitors the prevention, detection, mitigation, and remediation of such incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, cybersecurity, information technology, and/or compliance personnel of Fidelity. In conjunction with Fidelity’s Enterprise Cybersecurity organization, the Fund participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication, and reporting processes are in place.

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

As of March 18, 2026 there were 6,561 holders of record of the Fund’s Class I common shares, 40 holders of record of the Fund’s Class S common shares, and 1 holder of record of the Fund’s Class D common shares. Holders of record exclude March 1, 2026 subscriptions as they are not yet finalized at March 18, 2026.

The Fund expects to determine its NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents the Fund’s monthly NAV per share for each of the classes of shares for the year ended December 31, 2025:

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54
April 30, 2025	25.27	25.25	25.27
May 31, 2025	25.43	25.41	25.43
June 30, 2025	25.41	25.39	25.41
July 31, 2025	25.37	25.34	25.36
August 31, 2025	25.38	25.36	25.38
September 30, 2025	25.27	25.24	25.27
October 31, 2025	25.23	25.21	25.23
November 30, 2025	25.07	25.05	25.07
December 31, 2025	25.10	25.07	25.10

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

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause the Fund to comply with the RIC requirements. To maintain the Fund’s treatment as a RIC, it generally is required to make aggregate annual distributions to its shareholders of at least 90% of investment company taxable income. See “Item 1. Business. Certain U.S. Federal Income Tax Considerations.”

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

The following tables present the Fund’s distributions that were declared and payable for the year ended December 31, 2025 by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
July 30, 2025	July 31, 2025	August 22, 2025	0.2025	8,683,946
August 28, 2025	August 29, 2025	September 23, 2025	0.2025	9,002,048
September 29, 2025	September 30, 2025	October 22, 2025	0.1910	8,833,874
October 28, 2025	October 31, 2025	November 24, 2025	0.1910	9,224,185
November 26, 2025	November 28, 2025	December 22, 2025	0.1910	9,508,555
December 29, 2025	December 31, 2025	January 26, 2026	0.1910	9,773,952
			$2.4740	$103,045,726

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
July 30, 2025	July 31, 2025	August 22, 2025	0.1845	15,340
August 28, 2025	August 29, 2025	September 23, 2025	0.1845	18,546
September 29, 2025	September 30, 2025	October 22, 2025	0.1730	17,947
October 28, 2025	October 31, 2025	November 24, 2025	0.1731	18,342
November 26, 2025	November 28, 2025	December 22, 2025	0.1731	18,396
December 29, 2025	December 31, 2025	January 26, 2026	0.1733	18,505
			$2.2578	$190,469

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
July 30, 2025	July 31, 2025	August 22, 2025	0.1972	92
August 28, 2025	August 29, 2025	September 23, 2025	0.1972	92
September 29, 2025	September 30, 2025	October 22, 2025	0.1857	87
October 28, 2025	October 31, 2025	November 24, 2025	0.1857	88
November 26, 2025	November 28, 2025	December 22, 2025	0.1857	89
December 29, 2025	December 31, 2025	January 26, 2026	0.1858	89
			$2.4102	$1,111

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees the Fund pays the Managing Dealer with respect to the Class I, Class S and Class D on an annualized basis as a percentage of the Fund’s NAV for such class. Subject to FINRA and other limitations on underwriting compensation, the shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Share Repurchase Program

The Fund commenced a share repurchase program during fiscal year 2023, in which it intends to repurchase, in each quarter, up to 5% of its Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Fund’s Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders, such as when a repurchase offer would place an undue burden on its liquidity or otherwise adversely affect its operations. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis.

The following table presents the share repurchases completed for the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%
November 28, 2025	5%	$25.10	December 31, 2025	$11,184,753	446,086	0.97%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Recent Sales of Unregistered Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with SEC on April 28, 2025 and May 29, 2025 for information about unregistered sales of our equity securities during the period covered by the report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1A. Risk Factors.” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion contains forward-looking statements, which relate to future events, the Fund’s future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed on any forward-looking statements.

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

This Expense Limitation Agreement shall continue in force until April 30, 2026 (“Initial Term”) and shall renew automatically for successive one-year terms after the Initial Term. The Adviser may not terminate this Expense Limitation Agreement without the approval of the Fund’s Board of Trustees. The Fund’s Board of Trustees may terminate this Expense Limitation Agreement at any time without payment of any penalty. For additional information, see “Item 8. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Year Ended December 31,
	2025	2024
Investments:
Total investments, beginning of period	$1,363,206,046	$524,521,191
New investments purchased	1,392,786,294	1,123,658,381
Payment-in-kind interest capitalized	1,159,145	—
Net purchases (sales) of short-term securities	3,117,764	(5,302,393)
Net accretion of discount on investments	9,505,731	4,901,911
Net realized gain (loss) on investments	(833,724)	22,135
Investments sold or repaid	(454,273,776)	(284,595,179)
Total Investments, End of Period	$2,314,667,480	$1,363,206,046

Number of portfolio companies	121	105
Weighted average yield on debt, at amortized cost(1)	9.12%	9.93%
Weighted average yield on debt, at fair value(2)	9.11%	9.94%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.0%
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

Our investments consisted of the following:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,093,021,541	$2,071,775,012	90.4%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	4,838,840	4,900,000	0.2%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	550,000	556,430	0.0%	—	—	0.0%
Preferred Securities	6,988,000	7,019,859	0.3%	—	—	0.0%
Equity	16,518,027	17,113,198	0.7%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	13,143,788	13,143,788	0.6%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	179,607,284	178,106,038	7.8%	47,327,982	47,969,881	3.5%
Total Investments	$2,314,667,480	$2,292,614,325	100.0%	$1,363,206,046	$1,369,240,440	100.0%

As of December 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Health Care Services	13.1%	14.5%
Diversified Financial Services	10.1%	2.0%
Specialized Consumer Services	9.2%	9.5%
Application Software	8.8%	11.3%
Diversified Support Services	7.1%	6.6%
Packaged Foods & Meats	6.2%	4.1%
Paper & Plastic Packaging Products & Materials	5.4%	2.1%
Aerospace & Defense	3.8%	1.8%
Life Sciences Tools & Services	3.5%	2.0%
IT Consulting & Other Services	3.3%	0.0%
Trading Companies & Distributors	2.7%	1.1%
Industrial Machinery & Supplies & Components	2.6%	8.0%
Electrical Components & Equipment	2.5%	0.0%
Air Freight & Logistics	2.1%	1.1%
Health Care Technology	2.1%	7.4%
Research & Consulting Services	1.8%	2.4%
Building Products	1.5%	0.7%
Health Care Supplies	1.5%	0.6%
Health Care Facilities	1.5%	2.5%
Specialty Chemicals	1.2%	0.7%
Environmental & Facilities Services	1.1%	3.0%
Data Processing & Outsourced Services	1.1%	1.4%
Electronic Manufacturing Services	1.0%	1.8%
Soft Drinks & Non-alcoholic Beverages	0.8%	1.0%
Advertising	0.8%	0.7%
Mutual Funds	0.6%	4.2%
Insurance Brokers	0.6%	0.2%
Specialized Finance	0.5%	1.3%
Construction & Engineering	0.5%	0.0%
Oil & Gas Storage & Transportation	0.4%	0.0%
Pharmaceuticals	0.4%	0.7%
Electronic Components	0.4%	0.6%
Office Services & Supplies	0.3%	0.5%
Property & Casualty Insurance	0.2%	0.9%
Independent Power Producers & Energy Traders	0.2%	0.0%
Transaction & Payment Processing Services	0.2%	0.7%
Leisure Facilities	0.2%	0.2%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Food Retail	0.2%	0.3%
Home Improvement Retail	0.2%	0.4%
Distributors	0.1%	0.0%
Fertilizers & Agricultural Chemicals	0.0%	0.4%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Commodity Chemicals	0.0%	0.6%
Oil & Gas Refining & Marketing	0.0%	0.5%
Copper	0.0%	0.4%
Security & Alarm Services	0.0%	0.4%
Internet Services & Infrastructure	0.0%	0.4%
Diversified Chemicals	0.0%	0.4%
Health Care Distributors	0.0%	0.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,249,204,601	98.2%	176.4%	$1,325,749,895	96.8%	171.1%
Australia	31,937,353	1.4%	2.5%	32,260,769	2.4%	4.2%
Canada	10,115,616	0.4%	0.8%	10,267,051	0.7%	1.3%
Luxembourg	800,325	0.0%	0.1%	962,725	0.1%	0.1%
Grand Cayman	556,430	0.0%	0.0%	—	0.0%	0.0%
Total	$2,292,614,325	100.0%	179.8%	$1,369,240,440	100.0%	176.7%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Rating	Fair Value	Fair Value
1	$—	$—
2	2,005,423,967	1,273,075,748
3	73,802,589	29,103,797
4	5,024,745	—
5	—	—
Total	$2,084,251,301	$1,302,179,545

Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

Results of Operations

The following table represents the Fund’s operating results:

	Year Ended December 31,
	2025	2024
Total investment income	$200,438,633	$113,267,154
Net expenses	96,228,149	49,126,061
Net investment income (loss) before taxes	104,210,484	64,141,093
Net change in provision (benefit) for income and excise taxes	153,857	163,507
Net investment income (loss) after taxes	104,056,627	63,977,586
Net realized gain (loss)	(944,597)	522,949
Net change in unrealized appreciation (depreciation)	(27,250,173)	(889,419)
Net increase (decrease) in net assets resulting from operations	$75,861,857	$63,611,116

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Year Ended December 31,
	2025	2024
Interest income	$187,533,226	$107,506,616
Dividend income	9,365,654	4,357,278
Other income	3,539,753	1,403,260
Total Investment Income	$200,438,633	$113,267,154

For the year ended December 31, 2025, total investment income was approximately $200.4 million, representing a nearly 77% increase compared to the prior year. The increase in total investment income was primarily due to the increase in interest income from our investment portfolio as a result of new investment activity and increased outstanding borrowings. The size of the Fund’s investment portfolio at fair value was approximately $2.3 billion as of December 31, 2025 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.11%. For the year ended December 31, 2024, total investment income was $113.3 million, driven by the combination of the Fund’s continued capital investment and the performance of the investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.4 billion as of December 31, 2024 and its weighted average yield on debt and income producing investments, at fair value, was 9.94%. The year over year decline in the weighted average yield on debt and income producing investments is primarily attributable to the decline in the Secured Overnight Financing Rate (“SOFR”) given the floating rate nature of the Fund’s investment portfolio.

The elevated interest rate environment of 2023 remained for most of 2024 with the SOFR remaining in a tight range around 5.30% through late in the third quarter, before declining to around 4.30% by the end of the fourth quarter. During the first three quarters of 2025, SOFR held steady at approximately 4.30%, before declining to approximately 3.90% at the end of 2025. Spreads in the traditional middle market, the Fund's primary area of focus, modestly compressed throughout the course of 2025.

While interest rates are considered when determining appropriate capital structures of our borrowers, future interest rate increases may result in a higher cost of capital for our borrowers. This could in turn negatively impact the free cash flow of certain borrowers, impacting their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted.

Expenses

Expenses were as follows:

	Year Ended December 31,
	2025	2024
Interest expense	$61,117,535	$28,173,616
Management fees	13,358,297	7,553,534
Income based incentive fees	14,654,901	9,127,708
Capital gains incentive fees	(822,417)	(45,761)
Distribution and shareholder servicing fees
Class S	18,423	2,459
Class D	29	27
Administration fees	3,451,914	1,957,939
Amortization of deferred offering costs	—	291,680
Board of Trustees' fees	401,156	227,597
Professional fees	2,695,816	1,631,473
Registration fees	488,783	—
Other general and administrative expenses	2,639,784	1,302,094
Total Expenses Before Reductions	98,004,221	50,222,366
Expense support	(1,776,072)	(1,096,305)
Net Expenses	96,228,149	49,126,061
Net change in provision (benefit) for income and excise taxes	153,857	163,507
Net Expenses Including Taxes	$96,382,006	$49,289,568

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the years ended December 31, 2025 and 2024, was approximately $61.1 million and $28.2 million, respectively. The increase in interest expense was primarily driven by the increased borrowings under the Fund’s credit facilities and the issuance of the 2025 Senior Notes as the Fund continues to move toward target leverage levels. The average principal balance outstanding increased from $361.5 million for the year ended December 31, 2024 to $846.9 million for the year ended December 31, 2025.

Management Fees

For the years ended December 31, 2025 and 2024, management fees were approximately $13.4 million and $7.6 million, respectively. The increase in management fees was due to an increase in the average net assets, compared to the year ended December 31, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the years ended December 31, 2025 and 2024, income based incentive fees were approximately $14.7 million and $9.1 million, respectively. The increase in income based incentive fees was due to growth of the Fund’s income, attributed to continued capital deployment and the performance of the Fund’s investment portfolio, compared to the year ended December 31, 2024.

Capital Gains Incentive Fees

For the year ended December 31, 2025, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.8 million, attributable to net realized and change in unrealized losses of $28.2 million, none of which is payable under the Advisory Agreement. For the year ended December 31, 2024, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.05 million, attributable to net realized and change in unrealized losses of approximately $0.4 million, none of which was payable under the Advisory Agreement. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States of America (“GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $9.7 million and $5.4 million for the years ended December 31, 2025 and 2024, respectively. Total other expenses were primarily comprised of administration fees, other general and administrative expenses, professional fees, registration fees, Board of Trustees’ fees and the amortization of the Fund’s offering costs, as applicable. Increases in expenses were primarily driven by an increase in administration fees, other general and administrative expenses and professional fees driven by the larger portfolio and associated costs with managing the Fund, partially offset by a decrease in the amortization of the Fund's offering costs.

The Fund entered into an Expense Limitation Agreement with the Adviser. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 3. Related Party Agreements and Transactions.”

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

As of December 31, 2025 and 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.1 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the year ended December 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of provision for taxes related to income of approximately $0.2 million, provision for taxes related to realized gain on investments of approximately $0.04 million, and net change in benefit for deferred tax expense related to unrealized gain on investments of approximately $0.1 million. For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.4 million, which was comprised of provision for taxes related to income of approximately $0.2 million, provision for taxes related to realized gain on investments of approximately $0.1 million, and provision for deferred tax expense related to unrealized gain on investments of approximately $0.1 million. The Fund did not incur an excise tax for the years ended December 31, 2025 and 2024.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Year Ended December 31,
	2025	2024
Net realized gain (loss) on non-controlled / non-affiliate investments	$(1,022,047)	$22,135
Net realized gain (loss) on non-controlled / affiliate investments	188,323	—
Net realized gain (loss) on swaps	(72,756)	—
Net realized gain (loss) on foreign currency transactions	2,673	558,717
Benefit (provision) for taxes on realized gain on investments	(40,790)	(57,903)
Net Realized Gain (Loss)	$(944,597)	$522,949

For the year ended December 31, 2025, the Fund generated a net realized loss on investments of approximately $0.8 million, primarily driven by a loss on sale of non-controlled / non-affiliate investments of approximately $1.0 million, partially offset by a gain on sale of non-controlled / affiliate investments of approximately $0.2 million. These realized losses relate primarily to the sale of broadly syndicated loans as the Fund sought to reduce exposure where possible to avoid further volatility related to these positions. For the year ended December 31, 2024, the Fund generated a net realized gain on investments of approximately $0.02 million from the sale of investments and a net realized gain on foreign currency transactions of $0.6 million, primarily due to the repayment of borrowings denominated in foreign currencies during the second fiscal quarter. For the year ended December 31, 2024, the Fund's realized gains were partially offset by a tax on capital gains of approximately $0.1 million, incurred due to the realization of certain investments that were held in a wholly-owned subsidiary that is treated as a corporation for tax purposes.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(25,944,404)	$(1,194,330)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(2,143,145)	283,290
Net change in unrealized appreciation (depreciation) on swaps	1,021,268	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(324,248)	171,343
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	140,356	(149,722)
Net change in unrealized appreciation (depreciation)	$(27,250,173)	$(889,419)

For the year ended December 31, 2025, the Fund recorded a net change in unrealized depreciation attributable in part to the performance of a limited number of underlying private credit investments and primarily to changes in the fair value of its broadly syndicated loan investments. During the year, the Fund reduced its exposure to broadly syndicated loans in order to decrease portfolio volatility, while maintaining an allocation intended to support income generation and portfolio liquidity. The Fund also recorded a tax benefit for certain depreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which partially offset the net change in unrealized depreciation for the year ended December 31, 2025.

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

As of December 31, 2025 the Fund had three revolving credit facilities and two unsecured notes outstanding and as of December 31, 2024, the Fund had three revolving credit facilities outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and 2024, the Fund had $1.0 billion and $611.1 million of debt outstanding under its revolving credit facilities and 2025 Senior Notes. As of December 31, 2025 and 2024 and the Fund’s asset coverage ratio was 222% and 227%, respectively.

Cash as of December 31, 2025, taken together with the Fund’s $1.0 billion of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

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

As of December 31, 2025, the Fund had $21.6 million in cash and $0.1 million in foreign cash. During the year ended December 31, 2025, cash used in operating activities was $839.8 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $847.4 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

As of December 31, 2024 the Fund had $18.3 million in cash and approximately $0.1 million in foreign cash. During the year ended December 31, 2024, cash used in operating activities was $803.6 million, primarily as a result of funding new investments, partially offset by sales of investments and principal repayments. Cash provided by financing activities was $820.3 million during the period, primarily as a result of new share issuances and net borrowings, partially offset by share repurchases and distributions to shareholders.

Equity

The following table summarizes transactions in Common Shares during the year ended December 31, 2025:

	Year Ended December 31, 2025
	Shares	Amount
CLASS I
Subscriptions	19,618,249	$499,471,381
Distributions reinvested	2,250,270	57,231,949
Share repurchases	(1,191,225)	(30,119,697)
Early repurchase deduction	—	27,748
Net increase (decrease)	20,677,294	$526,611,381
CLASS S
Subscriptions	57,432	1,464,244
Distributions reinvested	2,881	73,154
Share repurchases	(1,053)	(26,416)
Early repurchase deduction	—	—
Net increase (decrease)	59,260	$1,510,982
CLASS D
Subscriptions	—	—
Distributions reinvested	46	1,180
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	46	$1,180
Total net increase (decrease)	20,736,600	$528,123,543

The following table summarizes transactions in Common Shares during the year ended December 31, 2024:

	Year Ended December 31, 2024
	Shares	Amount
CLASS I
Subscriptions	13,643,023	$352,463,949
Distributions reinvested	1,265,054	32,675,897
Share repurchases	(581,036)	(14,990,368)
Early repurchase deduction	—	20,901
Net increase (decrease)	14,327,041	$370,170,379
CLASS S
Subscriptions	45,598	1,178,102
Distributions reinvested	475	12,280
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	46,073	$1,190,382
CLASS D
Subscriptions	—	—
Distributions reinvested	40	1,051
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	40	$1,051
Total net increase (decrease)	14,373,154	$371,361,812

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the year ended December 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
July 30, 2025	July 31, 2025	August 22, 2025	0.2025	8,683,946
August 28, 2025	August 29, 2025	September 23, 2025	0.2025	9,002,048
September 29, 2025	September 30, 2025	October 22, 2025	0.1910	8,833,874
October 28, 2025	October 31, 2025	November 24, 2025	0.1910	9,224,185
November 26, 2025	November 28, 2025	December 22, 2025	0.1910	9,508,555
December 29, 2025	December 31, 2025	January 26, 2026	0.1910	9,773,952
			$2.4740	$103,045,726

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
July 30, 2025	July 31, 2025	August 22, 2025	0.1845	15,340
August 28, 2025	August 29, 2025	September 23, 2025	0.1845	18,546
September 29, 2025	September 30, 2025	October 22, 2025	0.1730	17,947
October 28, 2025	October 31, 2025	November 24, 2025	0.1731	18,342
November 26, 2025	November 28, 2025	December 22, 2025	0.1731	18,396
December 29, 2025	December 31, 2025	January 26, 2026	0.1733	18,505
			$2.2578	$190,469

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
July 30, 2025	July 31, 2025	August 22, 2025	0.1972	92
August 28, 2025	August 29, 2025	September 23, 2025	0.1972	92
September 29, 2025	September 30, 2025	October 22, 2025	0.1857	87
October 28, 2025	October 31, 2025	November 24, 2025	0.1857	88
November 26, 2025	November 28, 2025	December 22, 2025	0.1857	89
December 29, 2025	December 31, 2025	January 26, 2026	0.1858	89
			$2.4102	$1,111

The following table summarizes the Fund’s distributions declared and payable for the year ended December 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
October 28, 2024	October 31, 2024	November 22, 2024	0.2175	5,954,447
November 27, 2024	November 29, 2024	December 23, 2024	0.2175	6,264,179
December 27, 2024	December 31, 2024	January 24, 2025	0.3695	11,183,941
			$2.7620	$65,630,673

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
October 28, 2024	October 31, 2024	November 22, 2024	0.1993	4,520
November 27, 2024	November 29, 2024	December 23, 2024	0.1992	6,965
December 27, 2024	December 31, 2024	January 24, 2025	0.3511	16,316
			$2.5424	$33,776

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
October 28, 2024	October 31, 2024	November 22, 2024	0.2121	91
November 27, 2024	November 29, 2024	December 23, 2024	0.2121	91
December 27, 2024	December 31, 2024	January 24, 2025	0.3641	159
			$2.6972	$1,126

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

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the year ended December 31, 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.47	$103,045,726	$2.26	$190,469	$2.41	$1,111
Total	$2.47	$103,045,726	$2.26	$190,469	$2.41	$1,111

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the year ended December 31, 2024.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.64	$63,544,363	$2.43	$33,731	$2.58	$1,078
Accumulated undistributed taxable net investment income from prior periods	0.12	2,086,310	0.11	45	0.12	48
Net realized gains (losses)	—	—	—	—	—	—
Total	$2.76	$65,630,673	$2.54	$33,776	$2.70	$1,126

Share Repurchase Program

At the discretion of the Board, the Fund commenced a share repurchase program during fiscal year 2023, in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table summarizes the share repurchases completed during the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%
November 28, 2025	5%	$25.10	December 31, 2025	$11,184,753	446,086	0.97%
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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2025 and 2024 were, $846.9 million and $361.5 million, respectively, and 6.42% and 7.19%, respectively. The increase in interest expense was primarily driven by the increased borrowings of the Fund as it continues to scale. The Fund’s weighted average interest rate paid as of December 31, 2025 and 2024 was 6.18% and 6.59%, respectively. The Fund’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855	$—	$65,929,145
BSPV Facility	250,000,000	172,000,000	172,000,000	—	78,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000	—	245,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855	$—	$388,929,145

For additional information on the Fund’s borrowings, refer to “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of December 31, 2025 and 2024, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $474.6 million and $321.7 million, respectively.

In addition, the Fund was party to subscription agreements to fund equity investment commitments. As of December 31, 2025, the Fund had unfunded equity investment commitments of approximately $0.1 million. As of December 31, 2024 the Fund was not party to any subscription agreements to fund equity investment commitments.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of December 31, 2025, management is not aware of any pending or threatened material litigation.

Related-Party Transactions

The Fund has entered into a number of business relationships with affiliated or related parties, including the following;

•
Advisory Agreement;
•
Administration Agreement;
•
Transfer Agent Agreement;
•
Managing Dealer Agreement;
•
Expense Limitation Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments; and
•
Affiliate Ownership

In addition to the aforementioned agreements, the Fund, the Adviser, and certain of the Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 3. Related Party Agreements and Transactions.”

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 12. Subsequent Events.” for a summary of recent developments.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires the Fund to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. A critical accounting estimate made in accordance with GAAP involves a significant level of estimation uncertainty and has, or is likely to have, a material impact on the financial condition or results of operations of the Fund.

Fair Value Measurements

The Fund values its investments in accordance with ASC 820, Fair Value Measurement, which provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

The fair value measurement of an investment that is not publicly traded or that lacks readily available market prices or quotations involves a significant level of estimation uncertainty when the determination of fair value requires subjective judgements or the use of unobservable inputs. Subjective judgments include determining the appropriate valuation method (market, income, or cost approach) and associated technique and, as applicable, selecting market or investment specific events, transaction data, estimated cash flows, or market observation comparable investments. Subjective judgements for loan investments and illiquid debt securities may include selecting publicly-traded securities to compare factors such as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, and the markets in which the portfolio company does business to estimate a fair value. While the valuation method and technique selected seeks to maximize the use of observable inputs developed using market data and minimize the use of unobservable inputs for which market data is not available, many required inputs are often unobservable. Unobservable inputs are developed using the best available information when the valuation recommendation is prepared.

As the fair value measurement for substantially all of the Fund's investments is determined using subjective judgements and unobservable inputs, changes to the assumptions and estimates underlying the fair value measurements are reasonably likely to have a material impact on the financial condition and results of operations of the Fund. Information on valuation techniques and unobservable inputs used, including the impact to the valuation from a change in the input, for the fair value measurements of investments categorized as Level 3 in the fair value hierarchy is included in Note 6. Fair Value Measurements within the Fund's financial statements in Part II, Item 8.

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

As of December 31, 2025, 99.9% of the Fund’s debt investments at fair value were at floating rates and 0.1% were at fixed rates. Based on the Fund’s consolidated statement of assets and liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$64,029,300	$24,961,577	$39,067,723
Up 200 basis points	42,686,200	16,641,051	26,045,149
Up 100 basis points	21,343,100	8,320,526	13,022,574
Down 100 basis points	(21,334,126)	(8,320,526)	(13,013,600)
Down 200 basis points	(42,577,969)	(16,641,051)	(25,936,918)
Down 300 basis points	(59,343,102)	(24,961,577)	(34,381,525)

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Trustees of Fidelity Private Credit Fund:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidelity Private Credit Fund (the “Fund”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, borrowers, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Boston, Massachusetts

March 23, 2026

We have served as the Fund’s auditor since 2022.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $2,135,060,196 and $1,315,878,064 as of December 31, 2025 and December 31, 2024, respectively)	$2,114,508,287	$1,321,270,559
Non-controlled / affiliate investments (amortized cost $179,607,284 and $47,327,982 as of December 31, 2025 and December 31, 2024, respectively)	178,106,038	47,969,881
Cash	21,649,234	18,260,082
Foreign cash (cost $97,015 and $80,238 as of December 31, 2025 and December 31, 2024, respectively)	98,584	78,147
Segregated cash with brokers for derivative instruments	4,224,283	—
Deferred financing costs	13,367,865	6,643,073
Receivables from sales and paydowns of investments	5,279,722	5,451,608
Interest receivable	20,508,755	17,605,385
Dividend receivable	1,279,780	344,043
Prepaid expenses and other assets	158,101	100,776
Total Assets	$2,359,180,649	$1,417,723,554
Liabilities
Debt (net of unamortized debt issuance costs $2,230,742 and $0 as of December 31, 2025 and December 31, 2024, respectively)	1,039,821,825	611,070,855
Payable for daily variation margin on centrally cleared swaps	280,714	—
Payable for purchases of investments	2,806,491	3,960,000
Payable for capital shares repurchased	11,184,753	5,590,585
Distributions payable	9,792,546	11,207,148
Interest payable	12,483,222	5,229,723
Deferred revenue	37,777	—
Management fee payable	1,339,310	818,848
Income based incentive fee payable	4,307,716	2,805,856
Capital gains incentive fee payable	—	822,417
Due to affiliates, net	489,577	201,579
Other accounts payable and accrued liabilities	793,943	921,862
Total Liabilities	$1,083,337,874	$642,628,873
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 50,834,149 and 30,097,549 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	508,341	300,975
Paid-in-capital in excess of par value	1,296,867,019	768,540,291
Total distributable earnings (loss)	(21,532,585)	6,253,415
Total Net Assets	$1,275,842,775	$775,094,681
Total Liabilities and Net Assets	$2,359,180,649	$1,417,723,554

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	December 31, 2025	December 31, 2024
Class I Shares
Net assets	$1,273,179,684	$773,886,854
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	50,727,940	30,050,646
Net asset value per share	$25.10	$25.75

Class S Shares
Net assets	$2,651,001	$1,196,615
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	105,728	46,468
Net asset value per share	$25.07	$25.75

Class D Shares
Net assets	$12,090	$11,212
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	481	435
Net asset value per share⁽¹⁾	$25.10	$25.75
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Investment Income
From non-controlled / non-affiliate investments
Interest income	$187,533,226	$107,506,616	$25,116,260
Dividend income	999,074	1,312,258	145,705
Other income	3,539,753	1,403,260	—
From non-controlled / affiliate investments
Dividend income	8,366,580	3,045,020	1,129,316
Total Investment Income	200,438,633	113,267,154	26,391,281
Expenses
Interest expense	61,117,535	28,173,616	3,604,369
Management fees	13,358,297	7,553,534	2,497,365
Income based incentive fees	14,654,901	9,127,708	2,683,195
Capital gains incentive fees	(822,417)	(45,761)	868,178
Distribution and shareholder servicing fees
Class S	18,423	2,459	14
Class D	29	27	4
Administration fees	3,451,914	1,957,939	646,398
Organization expenses	—	—	3,669
Amortization of deferred offering costs	—	291,680	1,299,850
Board of Trustees’ fees	401,156	227,597	213,268
Professional fees	2,695,816	1,631,473	912,873
Registration fees	488,783	—	—
Other general and administrative expenses	2,639,784	1,302,094	823,770
Total Expenses Before Reductions	98,004,221	50,222,366	13,552,953
Expense support	(1,776,072)	(1,096,305)	(2,544,412)
Management fees waived	—	—	(2,505,275)
Income based incentive fees waived	—	—	(2,683,195)
Net Expenses	96,228,149	49,126,061	5,820,071
Net Investment Income (Loss) Before Taxes	104,210,484	64,141,093	20,571,210
Net change in provision (benefit) for income and excise taxes	153,857	163,507	66,312
Net Investment Income (Loss) After Taxes	104,056,627	63,977,586	20,504,898

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(1,022,047)	22,135	—
Net realized gain (loss) on non-controlled / affiliate investments	188,323	—	—
Net realized gain (loss) on swaps	(72,756)	—	—
Net realized gain (loss) on foreign currency transactions	2,673	558,717	—
Benefit (provision) for taxes on realized gain on investments	(40,790)	(57,903)	—
Net realized gain (loss)	(944,597)	522,949	—
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(25,944,404)	(1,194,330)	6,560,468
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(2,143,145)	283,290	358,609
Net change in unrealized appreciation (depreciation) on swaps	1,021,268	—	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(324,248)	171,343	25,837
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	140,356	(149,722)	—
Net change in unrealized appreciation (depreciation)	(27,250,173)	(889,419)	6,944,914
Net Realized and Change in Unrealized Gains (Losses)	(28,194,770)	(366,470)	6,944,914
Net Increase (Decrease) in Net Assets Resulting from Operations	$75,861,857	$63,611,116	$27,449,812

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,
	2025	2024	2023
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$104,056,627	$63,977,586	$20,504,898
Net realized gain (loss)	(944,597)	522,949	—
Net change in unrealized appreciation (depreciation)	(27,250,173)	(889,419)	6,944,914
Net increase (decrease) in net assets resulting from operations	75,861,857	63,611,116	27,449,812
Distributions to Common Shareholders:
Class I	(103,045,726)	(65,630,673)	(19,344,842)
Class S	(190,469)	(33,776)	(155)
Class D	(1,111)	(1,126)	(165)
Net decrease in net assets resulting from distributions	(103,237,306)	(65,665,575)	(19,345,162)
Share Transactions:
Class I:
Proceeds from shares sold	499,471,381	352,463,949	388,786,937
Distributions reinvested	57,231,949	32,675,897	9,243,679
Repurchased shares, net of early repurchase deduction	(30,091,949)	(14,969,467)	(370,097)
Net increase (decrease) in net assets from share transactions	526,611,381	370,170,379	397,660,519
Class S:
Proceeds from shares sold	1,464,244	1,178,102	10,000
Distributions reinvested	73,154	12,280	77
Repurchased shares, net of early repurchase deduction	(26,416)	—	—
Net increase (decrease) in net assets from share transactions	1,510,982	1,190,382	10,077
Class D:
Proceeds from shares sold	—	—	10,000
Distributions reinvested	1,180	1,051	82
Net increase (decrease) in net assets from share transactions	1,180	1,051	10,082
Total increase (decrease) in net assets	500,748,094	369,307,353	405,785,328
Net assets, beginning of period	775,094,681	405,787,328	2,000
Net Assets, End of Period	$1,275,842,775	$775,094,681	$405,787,328

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$75,861,857	$63,611,116	$27,449,812
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(1,392,786,294)	(1,123,658,381)	(519,402,734)
Proceeds from sales of investments and principal repayments	454,273,776	284,595,179	11,323,993
Net proceeds (payments) from sales (purchases) of short-term securities	(3,117,764)	5,302,393	(15,328,417)
Net realized (gain) loss on investments	833,724	(22,135)	—
Net realized (gain) loss on foreign currency transactions	(2,673)	(558,717)	—
Net change in unrealized (appreciation) depreciation on investments	28,087,549	911,040	(6,919,077)
Net change in unrealized (appreciation) depreciation on foreign currency translation	324,248	(171,343)	—
Payment-in-kind interest capitalized	(1,159,145)	—	—
Unrealized gain (loss) on foreign cash	—	—	(520)
Net accretion of discount and amortization of premium	(9,505,731)	(4,901,911)	(1,114,033)
Amortization of deferred financing and debt issuance costs	3,304,849	1,426,189	753,732
Amortization of deferred offering costs	—	291,680	1,299,850
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	171,886	(5,080,696)	(370,912)
(Increase) decrease in interest receivable	(2,903,370)	(9,886,296)	(7,719,089)
(Increase) decrease in dividend receivable	(935,737)	(153,911)	(190,132)
(Increase) decrease in due from affiliates, net	—	561,241	(561,250)
(Increase) decrease in prepaid expenses and other assets	(57,325)	(66,688)	(34,088)
Increase (decrease) in payable for purchases of investments	(1,153,509)	(24,658,421)	28,618,421
Increase (decrease) in payable for capital shares repurchased	—	—	27,140
Increase (decrease) in payable for daily variation margin on centrally cleared swaps	280,714	—	—
Increase (decrease) in deferred revenue	37,777	—	—
Increase (decrease) in interest payable	7,253,499	4,596,364	633,359
Increase (decrease) in income based incentive fee payable	1,501,860	2,805,856	—
Increase (decrease) in capital gains incentive fee payable	(822,417)	(45,761)	868,178
Increase (decrease) in excise tax payable	—	(66,312)	66,312

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in management fee payable	520,462	818,848	—
Increase (decrease) in due to affiliates, net	287,998	201,579	(1,306,715)
Increase (decrease) in other accounts payable and accrued liabilities	(127,919)	544,863	376,999
Net Cash Provided by (Used in) Operating Activities	(839,831,685)	(803,604,224)	(481,529,171)
Cash Flows from Financing Activities:
Payment of deferred financing and debt issuance costs	(12,260,383)	(4,532,476)	(4,290,518)
Offering costs paid and deferred	—	—	(284,806)
Proceeds from issuance of Common Shares	500,935,625	353,642,051	388,806,937
Repurchased shares, net of early repurchase deduction paid	(24,524,197)	(9,406,022)	(370,097)
Capital distributions	(47,345,625)	(25,150,165)	(6,720,358)
Proceeds from borrowings	1,109,992,138	599,573,855	211,848,459
Repayment of borrowings	(679,347,988)	(93,797,309)	(106,000,000)
Net Cash Provided by (Used in) Financing Activities	847,449,570	820,329,934	482,989,617
Net increase (decrease) in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments	7,617,885	16,725,710	1,460,446
Effect of foreign currency exchange rates changes	15,987	175,910	(25,837)
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, beginning of the period	18,338,229	1,436,609	2,000
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, End of the Period	$25,972,101	$18,338,229	$1,436,609
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$57,306,283	$32,689,228	$9,243,838
Reinvestment of distributions	$(57,306,283)	$(32,689,228)	$(9,243,838)
Non-cash purchases of payment-in-kind securities	$1,159,145	$—	$—
Non-cash interest income from payment-in-kind securities	$(1,159,145)	$—	$—
Cash paid for state and federal taxes	$341,100	$66,312	$—
Cash paid for interest expense	$50,559,187	$22,151,063	$2,971,010
The amounts included in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments include the following:
Cash	$21,649,234	$18,260,082	$1,119,639
Foreign cash	98,584	78,147	316,970
Segregated cash with brokers for derivative instruments	4,224,283	—	—
Total Cash, Foreign cash, and Segregated cash with brokers for derivative instruments shown in the consolidated statements of cash flows	$25,972,101	$18,338,229	$1,436,609

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	4/26/2029	7,408,002	$7,296,545	$7,408,002
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.19%	4/26/2029	163,543	135,502	163,543
MMGY Global LLC (i)(l)(r)	Term Loan	SOFR + 5.50%	9.17%	4/26/2029	2,955,267	2,917,047	2,955,267
Penn Quarter Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.82%	8/25/2031	6,909,444	6,826,099	6,823,076
Penn Quarter Partners, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/25/2031	-	(30,767)	(32,469)
Penn Quarter Partners, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/25/2031	-	(30,645)	(32,469)
						17,113,781	17,284,950	1.35%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)(r)	Term Loan	SOFR + 4.75%	8.74%	5/3/2029	7,028,306	6,891,270	7,028,306
Cadence - Southwick, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.60%	5/3/2028	863,012	843,902	863,012
Cadence - Southwick, Inc. (i)(q)	Term Loan	SOFR + 4.75%	8.72%	5/3/2029	1,307,832	1,289,465	1,307,832
Keel Platform LLC (f)(j)(l)(m)	Delayed Draw Term Loan	-	-	1/19/2031	-	(25,572)	-
Keel Platform LLC (j)(l)(m)(q)(r)	Term Loan	SOFR + 4.75%	8.75%	1/19/2031	14,601,364	14,421,047	14,601,364
Tex-Tech Industries Inc (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	1/13/2031	21,070,135	20,885,724	21,070,135
Tex-Tech Industries Inc (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	1/13/2031	2,830,581	2,796,635	2,830,581
Tex-Tech Industries Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.48%	1/13/2031	1,085,056	1,052,698	1,085,056
Tighitco Inc (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.04%	2/28/2030	35,740,320	35,267,936	35,525,878
Tighitco Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.94%	2/28/2030	2,925,845	2,869,414	2,898,837
						86,292,519	87,211,001	6.82%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(l)(m)	Term Loan	SOFR + 5.75%	9.57%	11/27/2030	3,075,686	3,035,893	3,014,173
Dynamic Connections, Ltd (i)(l)(m)(t)	Term Loan	CORRA + 5.75%	8.30%	11/27/2030	10,047,242	7,072,548	7,188,366
Dynamic Connections, Ltd (f)(i)(l)(m)	Delayed Draw Term Loan	-	-	11/27/2030	-	(83,377)	(135,076)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Dynamic Connections, Ltd (f)(i)(l)(m)	Revolving Credit Facility	-	-	11/27/2030	-	$(27,718)	$(45,025)
Pla Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.79%	11/22/2029	28,822,287	28,352,875	27,179,417
Pla Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.00%	10.79%	11/22/2029	1,728,369	1,671,450	1,520,965
R1 Holdings, LLC (i)(q)	Term Loan	SOFR + 6.25%	9.95%	12/29/2028	5,257,939	5,137,690	5,158,038
STG Distribution LLC (h)(l)(m)	Term Loan	SOFR + 8.25% (7.25% PIK)	12.34%	10/3/2029	4,277,572	4,111,203	3,965,309
STG Distribution LLC (h)(l)(m)	Term Loan	SOFR + 7.50% (6.50% PIK)	11.59%	10/3/2029	9,212,489	9,212,489	1,059,436
						58,483,053	48,905,603	3.83%
Application Software
ACP Avenu Midco LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	16,843,750	16,513,341	16,843,750
ACP Avenu Midco LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2029	-	(47,427)	-
ACP Avenu Midco LLC (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.74%	10/2/2029	9,241,570	9,079,867	9,241,570
ACP Avenu Midco LLC (i)(r)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	11,911,376	11,803,976	11,911,376
ACP Avenu Midco LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2029	-	(43,214)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	4,461,373	4,419,434	4,461,373
ACP Falcon Buyer Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.49%	8/1/2029	20,799,084	20,364,690	20,799,084
ACP Falcon Buyer Inc (f)(i)(l)	Revolving Credit Facility	-	-	8/1/2029	-	(18,154)	-
Alegeus Technologies Holdings Corp (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.34%	11/5/2029	32,375,920	31,751,911	32,181,664
Aptean Inc (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.57%	1/30/2031	12,089,509	12,005,552	12,013,391
Aptean Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.49%	1/30/2031	218,109	218,109	216,800
Aptean Inc (f)(j)(l)	Revolving Credit Facility	Prime + 3.75%	10.50%	1/30/2031	24,234	24,234	24,089
Aptean Inc (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2031	-	(3,320)	(3,596)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(q)	Term Loan	SOFR + 4.75%	8.61%	12/9/2029	5,074,006	4,928,739	5,074,006
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR + 4.75%	8.61%	12/9/2029	26,863,347	26,468,497	26,863,347
Cytracom LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.72%	6/28/2027	12,428,217	12,360,293	12,353,648
Cytracom LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.72%	6/28/2027	2,390,700	2,373,956	2,375,079
Cytracom LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/28/2027	-	(10,205)	(12,224)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Finastra USA Inc (i)(l)(m)	Term Loan	SOFR + 7.25%	10.97%	9/13/2029	3,049,025	$3,011,303	$3,049,025
Modena Buyer LLC (g)(l)(m)	Term Loan	SOFR + 4.25%	8.09%	7/1/2031	4,954,962	4,867,603	4,923,994
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.73%	9/16/2028	5,029,204	4,926,262	5,029,204
Routeware, Inc (i)(l)(q)	Term Loan	SOFR + 5.25%	8.95%	9/18/2031	18,277,206	18,121,832	18,185,820
Routeware, Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.06%	9/18/2031	1,109,688	1,069,970	1,104,139
Routeware, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.98%	9/18/2031	391,654	375,635	381,863
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR + 7.50%	11.63%	4/5/2029	10,000,000	9,768,773	9,930,000
User Zoom Technologies, Inc. (i)	Term Loan	SOFR + 7.50%	11.15%	4/5/2029	805,412	789,304	789,304
X.AI LLC (g)(l)(m)	Term Loan	SOFR + 7.25%	10.85%	6/28/2030	2,987,494	2,903,204	2,944,295
						198,024,165	200,681,001	15.73%
Building Products
Oscar Acquisitionco LLC (g)(k)(l)(m)	Term Loan	SOFR + 4.25%	7.92%	4/29/2029	4,898,734	4,896,090	3,489,466
Tgnl Purchaser LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.22%	6/25/2031	31,643,976	31,268,581	31,643,976
Tgnl Purchaser LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/25/2031	-	(73,032)	-
						36,091,639	35,133,442	2.75%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	4/9/2030	11,982,921	11,820,707	11,287,911
BPCP Craftsman Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/9/2030	-	(102,678)	(801,993)
BPCP Craftsman Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/9/2030	-	(68,119)	(307,034)
						11,649,910	10,178,884	0.80%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.19%	6/29/2027	19,736,111	19,604,510	19,736,111
Vrc Companies LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.75%	6/29/2027	6,472,896	6,389,252	6,382,990
						25,993,762	26,119,101	2.05%
Distributors
Gloves Buyer Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.00%	7.72%	5/24/2032	2,000,000	1,995,000	1,987,140

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$1,995,000	$1,987,140	0.16%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.57%	11/1/2030	16,908,014	16,727,682	16,806,565
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/1/2030	-	(28,783)	(17,079)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	11/1/2030	-	(47,808)	-
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.57%	11/1/2030	19,574,444	19,354,781	19,456,997
Cub Financing Intermediate, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	6/28/2030	11,647,917	11,553,522	11,647,917
Cub Financing Intermediate, LLC (k)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.54%	6/28/2030	5,413,910	5,366,359	5,413,910
						52,925,753	53,308,310	4.18%
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.25%	10.07%	9/19/2028	20,157,619	19,974,477	19,956,042
All-Lift Systems, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25%	10.07%	9/19/2028	488,907	459,400	456,313
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.57%	6/1/2027	14,643,047	14,466,413	13,837,679
American Trailer Rental Group, LLC (i)(q)	Term Loan	SOFR + 5.75%	9.57%	6/1/2027	4,893,563	4,841,579	4,624,417
Brand Industrial Services Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.50%	8.35%	8/1/2030	5,890,112	5,851,531	5,354,642
Eversmith Brands Intermediate Holding Company (i)(l)(q)	Term Loan	SOFR + 5.00%	8.84%	6/17/2030	4,548,365	4,493,972	4,548,365
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	6/17/2030	2,819,961	2,781,296	2,819,961
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Revolving Credit Facility	-	-	6/17/2030	-	(10,062)	-
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan	-	-	6/17/2030	-	(15,275)	-
Hy-Tek Opco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	9/19/2028	26,831,686	26,588,036	26,080,399
Hy-Tek Opco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2028	-	(45,935)	(142,108)
Identiti Resources LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.72%	11/1/2029	18,516,267	18,290,416	18,460,718
Identiti Resources LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/1/2029	7,590,828	7,502,827	7,568,056
Identiti Resources LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.72%	11/1/2029	344,739	314,089	336,784
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	8.72%	11/1/2029	5,748,382	5,667,441	5,731,136
Mri Acquisitions, Inc (i)(l)	Term Loan	SOFR + 6.25%	10.07%	7/1/2026	5,301,500	5,271,280	5,068,234

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
National Power, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.47%	10/20/2029	14,113,089	$13,998,149	$14,056,637
National Power, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/20/2029	-	(33,415)	(17,343)
National Power, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/20/2029	-	(29,740)	(15,485)
Perimeter Solutions Group, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	10/2/2030	19,872,107	19,671,544	19,673,386
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.43%	10/2/2030	8,603,101	8,503,955	8,510,117
Perimeter Solutions Group, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2030	-	(35,425)	(33,490)
Perimeter Solutions Group, LLC (i)(l)(r)	Term Loan	SOFR + 4.75%	8.44%	10/2/2030	4,669,265	4,611,268	4,622,572
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2030	-	(18,468)	(11,143)
						163,099,353	161,485,889	12.65%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.67%	3/21/2030	28,982,019	28,593,703	28,895,073
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	3/21/2030	5,983,817	5,861,738	5,955,095
Luminii LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/21/2030	-	(60,855)	(14,361)
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/21/2030	-	(16,936)	-
Warshaw Opco LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.67%	3/27/2030	23,247,313	22,934,907	21,341,033
Warshaw Opco LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.67%	3/27/2030	2,088,505	1,993,367	1,481,517
						59,305,924	57,658,357	4.52%
Electronic Components
Eds Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.17%	1/10/2029	8,243,039	8,127,791	8,243,039
Eds Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/10/2029	-	(9,977)	-
						8,117,814	8,243,039	0.65%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.96%	11/4/2030	23,338,815	23,045,696	23,268,799
Principal Lighting Group Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/4/2030	-	(39,724)	(9,805)
						23,005,972	23,258,994	1.82%
Environmental & Facilities Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Dragonfly Pond Works (i)(l)	Term Loan	SOFR + 5.25%	8.92%	8/16/2030	6,607,245	$6,524,106	$6,607,245
Dragonfly Pond Works (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.99%	8/16/2030	7,144,228	7,081,980	7,144,228
Dragonfly Pond Works (f)(i)(l)	Revolving Credit Facility	-	-	8/16/2030	-	(22,753)	-
Scp Mechanical Services Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.57%	8/20/2031	11,888,214	11,742,702	11,888,214
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/20/2031	-	(30,063)	-
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/20/2031	-	(70,467)	-
						25,225,505	25,639,687	2.01%
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.50%	8.20%	11/15/2030	982,500	980,324	800,325
						980,324	800,325	0.06%
Food Retail
Cardenas Merger Sub LLC (g)(j)(l)(m)	Term Loan	SOFR + 6.75%	10.52%	8/1/2029	4,830,882	4,750,017	3,715,141
						4,750,017	3,715,141	0.29%
Health Care Facilities
Infusion Services Management LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.37%	7/7/2028	11,639,992	11,433,171	11,639,992
Infusion Services Management LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.35%	7/7/2028	4,366,335	4,330,906	4,366,335
Infusion Services Management LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.30%	7/7/2028	2,858,431	2,790,943	2,858,431
Infusion Services Management LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.87%	7/7/2028	15,784,450	15,567,649	15,784,450
						34,122,669	34,649,208	2.71%
Health Care Services
Ab Centers Acquisition Corporation (j)(q)(r)	Term Loan	SOFR + 5.25%	8.97%	7/2/2031	19,365,665	19,136,860	19,326,934
Ab Centers Acquisition Corporation (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.97%	7/2/2031	1,270,043	1,241,571	1,267,503
Ab Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility	-	-	7/2/2031	-	(21,011)	(3,557)
Ab Centers Acquisition Corporation (j)(l)(q)	Term Loan	SOFR + 5.25%	8.97%	7/2/2031	7,079,009	7,047,420	7,064,851
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.97%	7/2/2031	8,947,368	8,880,316	8,929,474
Bebright Mso, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.42%	6/3/2030	9,196,023	9,123,159	9,196,023

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Bebright Mso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	6/3/2030	7,381,886	$7,327,103	$7,381,886
Bebright Mso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/3/2030	-	(25,709)	-
Bebright Mso, LLC (i)(r)	Term Loan	SOFR + 5.25%	8.92%	6/3/2030	1,417,024	1,403,634	1,414,190
Bebright Mso, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	6/3/2030	-	(59,429)	-
Behavioral Framework LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.64%	11/20/2031	19,120,801	18,934,036	18,929,593
Behavioral Framework LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.47%	11/20/2031	3,082,846	3,049,882	3,049,538
Behavioral Framework LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/20/2031	-	(26,749)	(27,267)
Dpt Management, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.22%	12/18/2027	23,818,312	23,656,503	22,651,215
Dpt Management, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	12/18/2027	-	(36,603)	(272,890)
Dpt Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.22%	12/18/2027	2,528,412	2,506,491	2,364,678
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (i)(q)(r)	Term Loan	SOFR + 5.00%	9.12%	1/3/2029	9,216,206	9,045,204	9,216,206
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (i)(l)(q)	Term Loan	SOFR + 5.00%	8.69%	1/3/2029	10,556,231	10,420,444	10,556,231
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.60%	1/3/2029	6,660,000	6,555,526	6,660,000
Future Care Associates LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	9.07%	1/27/2029	16,999,676	16,774,710	16,999,676
Future Care Associates LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.07%	1/27/2029	14,775,000	14,578,669	14,775,000
HAH Group Holding Co LLC (g)(l)(m)	Term Loan	SOFR + 5.00%	8.72%	9/24/2031	4,950,000	4,863,841	4,325,855
Houseworks Holdings, LLC (i)(r)	Term Loan	SOFR + 5.50%	9.17%	12/15/2028	4,850,000	4,735,095	4,757,850
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.20%	12/15/2028	293,367	284,718	283,673
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.32%	12/15/2028	2,992,347	2,934,961	2,935,492
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	12/15/2028	859,515	846,274	843,185
Lifecare Intermediate II, LLC (i)(l)(m)(q)(r)	Term Loan	SOFR + 5.00%	8.86%	5/20/2030	5,130,855	5,079,583	5,079,546
Lifecare Intermediate II, LLC (f)(i)(l)(m)	Delayed Draw Term Loan	-	-	5/20/2030	-	(17,092)	(17,103)
Lifecare Intermediate II, LLC (i)(l)(m)	Term Loan	SOFR + 5.00%	8.67%	5/20/2030	1,710,285	1,693,194	1,693,182
NE Ortho Management Services, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	12/13/2030	-	(95,936)	(115,932)
NE Ortho Management Services, LLC (f)(i)(l)	Revolving Credit Facility	Prime + 4.00%	10.75%	12/13/2030	1,159,320	1,135,343	1,130,337
NE Ortho Management Services, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	12/13/2030	12,465,103	12,304,187	12,278,126

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	12/13/2030	5,796,599	$5,724,520	$5,709,650
The Smilist Dso, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.67%	4/4/2029	16,879,618	16,605,365	16,879,618
The Smilist Dso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2029	-	(13,700)	-
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	4/4/2029	3,664,829	3,610,365	3,664,829
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	4/4/2029	4,563,472	4,495,281	4,563,472
The Smilist Dso, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	4/4/2029	8,182,627	8,110,175	8,141,714
Tiger Healthcare Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.50% (0.50% PIK)	10.17%	2/27/2030	5,716,464	5,595,608	5,231,115
Tiger Healthcare Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.17%	2/27/2030	11,069,602	10,880,388	10,460,774
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.17%	2/27/2030	500,000	484,300	445,000
Together Womens Health, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	8/26/2031	13,301,456	13,138,425	13,135,188
Together Womens Health, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	8/26/2031	1,701,349	1,616,272	1,612,246
Together Womens Health, LLC (f)(j)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(27,451)	(29,073)
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.07%	12/12/2028	5,446,550	5,357,816	5,446,550
VIP Medical US Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	12/12/2028	12,100,000	11,957,450	12,100,000
VIP Medical US Buyer, LLC (i)(l)(r)	Term Loan	SOFR + 5.25%	9.07%	12/12/2028	10,322,000	10,233,692	10,322,000
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.33%	12/12/2028	7,000,000	6,930,231	7,000,000
						297,974,932	297,356,578	23.31%
Health Care Supplies
C2dx, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.32%	3/19/2030	7,499,772	7,413,182	7,394,775
C2dx, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.32%	3/19/2030	492,475	471,345	464,896
C2dx, Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	3/19/2030	4,844,103	4,792,016	4,775,596
Premier Dental Products Company LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	1/31/2031	23,526,975	23,217,810	22,821,166
Premier Dental Products Company LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/31/2031	-	(60,460)	(213,343)
Premier Dental Products Company LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/31/2031	-	(60,824)	(142,229)
						35,773,069	35,100,861	2.75%
Health Care Technology

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Harmony Hit US Holdings Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.72%	12/3/2030	22,706,482	$22,463,056	$22,547,537
Harmony Hit US Holdings Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	12/3/2030	-	(24,313)	(3,546)
Harmony Hit US Holdings Inc (f)(i)(l)	Revolving Credit Facility	-	-	12/3/2030	-	(40,869)	(27,825)
Pillr Health Intermediate II, LLC (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.42%	12/31/2031	610,457	549,442	549,412
Pillr Health Intermediate II, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	12/31/2031	25,419,049	25,165,030	25,164,858
Pillr Health Intermediate II, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	12/31/2031	-	(50,845)	(50,871)
						48,061,501	48,179,565	3.78%
Home Improvement Retail
LBM Acquisition LLC (g)(j)(l)(m)	Term Loan	SOFR + 3.75%	7.58%	6/6/2031	3,940,000	3,907,727	3,689,219
						3,907,727	3,689,219	0.29%
Hotels, Resorts & Cruise Lines
Horizon US Finco LP (g)(l)(m)	Term Loan	SOFR + 4.50%	8.20%	10/31/2031	3,957,846	3,922,720	3,853,953
						3,922,720	3,853,953	0.30%
Independent Power Producers & Energy Traders
Natgasoline LLC (g)(l)(m)	Term Loan	SOFR + 5.50%	9.22%	3/29/2030	4,881,408	4,750,836	4,905,815
						4,750,836	4,905,815	0.38%
Industrial Machinery & Supplies & Components
Endurance PT Technology Buyer Corporation (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.17%	10/28/2031	30,000,000	29,858,776	29,850,000
La-Co Industries, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	7/2/2030	17,659,482	17,441,753	17,624,163
La-Co Industries, Inc (f)(i)(l)	Revolving Credit Facility	-	-	7/2/2030	-	(16,852)	(2,974)
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	10.82%	1/9/2029	10,725,484	10,535,318	10,725,484
						57,818,995	58,196,673	4.56%
Insurance Brokers
Knight AcquireCo, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.37%	11/7/2032	12,559,839	12,501,175	12,497,040
Knight AcquireCo, LLC (f)(k)(l)	Delayed Draw Term Loan	-	-	11/7/2032	-	(10,240)	(10,467)
						12,490,935	12,486,573	0.98%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	10/8/2030	21,879,210	$21,612,657	$21,605,720
Cait Intermediate, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/8/2030	-	(29,451)	(30,845)
Digital Experience Services, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.20%	4/25/2030	15,436,032	15,225,195	15,343,415
Digital Experience Services, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.74%	4/25/2030	6,270,080	6,121,805	6,232,459
Digital Experience Services, LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/25/2030	-	(33,600)	(15,514)
Insight Technology Operation LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	3/31/2031	29,005,229	28,601,840	29,005,229
Insight Technology Operation LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/31/2031	-	(55,787)	-
X Corp (g)(l)(m)	Term Loan	9.50%	9.50%	10/26/2029	3,000,000	2,995,475	2,987,130
						74,438,134	75,127,594	5.88%
Leisure Facilities
United PF Holdings LLC (g)(l)(m)	Term Loan	SOFR + 4.00%	8.10%	12/30/2026	4,955,444	4,860,237	4,759,307
						4,860,237	4,759,307	0.37%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	9/26/2031	14,786,214	14,643,197	14,638,352
Ecir Intermediate II LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/26/2031	-	(33,720)	(35,294)
Ecir Intermediate II LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/26/2031	-	(16,870)	(17,647)
Wci-Bxc Purchaser, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/6/2030	-	(30,000)	(20,605)
Wci-Bxc Purchaser, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.62%	11/6/2031	37,274,329	36,625,277	36,938,860
Woven Health Collective, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.86%	10/23/2028	27,826,087	27,692,081	27,686,957
Woven Health Collective, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/23/2028	-	(40,862)	(43,478)
Woven Health Collective, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.73%	10/23/2028	521,739	505,422	504,348
						79,344,525	79,651,493	6.25%
Office Services & Supplies
Mse Supplies, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.07%	8/14/2030	6,665,214	6,569,778	6,425,266
Mse Supplies, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	9.08%	8/14/2030	776,202	753,003	715,456

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$7,322,781	$7,140,722	0.56%
Oil & Gas Storage & Transportation
New Fortress Energy Inc (g)(j)(l)(m)	Term Loan	SOFR + 5.50%	9.57%	10/30/2028	7,960,000	6,955,622	3,247,680
						6,955,622	3,247,680	0.25%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR + 7.25% (5.50% PIK)	11.12%	10/18/2029	19,699,452	19,352,316	16,606,638
CCI Prime, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	11.12%	10/18/2029	1,603,614	1,578,379	1,351,847
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.25%	11.12%	10/18/2029	700,000	684,014	543,000
Midas Foods International LLC (i)(l)	Term Loan	SOFR + 6.25%	9.97%	4/30/2029	6,597,626	6,507,928	6,538,247
Midas Foods International LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	9.97%	4/30/2029	5,983,739	5,902,856	5,929,886
Midas Foods International LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/30/2029	-	(27,059)	(18,114)
Midas Foods International LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/30/2029	-	(96,312)	(76,629)
Nutrail Acquisitionco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.67%	5/23/2030	26,220,079	25,856,654	26,220,079
Nutrail Acquisitionco, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	5/23/2030	-	(50,995)	-
Nutrail Acquisitionco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/23/2030	-	(85,642)	-
Sabrosura Foods, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.84%	8/22/2029	24,470,746	24,180,244	24,054,744
Sabrosura Foods, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.84%	8/22/2029	244,350	204,183	175,547
Sabrosura Foods, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.84%	8/22/2029	1,182,837	1,157,511	1,143,665
SCP Baked Goods Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	5/1/2031	22,986,849	22,720,555	22,963,862
SCP Baked Goods Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	5/1/2031	-	(54,151)	-
SCP Baked Goods Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/1/2031	-	(35,822)	(3,209)
Shf Holdings, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	1/22/2030	35,349,859	34,899,823	35,349,859
Shf Holdings, Inc (f)(i)(l)	Revolving Credit Facility	-	-	1/22/2030	-	(58,008)	-
						142,636,474	140,779,422	11.02%
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.92%	10/22/2031	33,767,347	33,266,891	33,260,836

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
ACP Packaging IntermediateCo, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/22/2031	-	$(84,354)	$(87,048)
Bron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.94%	1/13/2029	29,153,500	28,750,705	29,153,500
Currier Plastics Acquisition, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.47%	9/19/2031	11,366,907	11,230,166	11,224,821
Currier Plastics Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/19/2031	-	(51,373)	(53,955)
Currier Plastics Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2031	-	(41,406)	(43,005)
Currier Plastics Acquisition, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.48%	9/19/2031	10,376,647	10,248,050	10,246,939
Currier Plastics Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.47%	9/19/2031	9,866,320	9,743,438	9,742,991
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.50%	9.22%	2/4/2031	10,247,305	10,135,422	10,247,305
Firmapak Intermediary LLC (f)(i)(l)	Revolving Credit Facility	-	-	2/4/2031	-	(26,138)	-
Firmapak Intermediary LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.22%	2/4/2031	4,112,320	4,060,154	4,112,320
Soteria Flexibles Corporation (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	8/15/2029	6,462,448	6,412,821	6,462,448
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	8/15/2029	8,620,910	8,470,899	8,620,910
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.19%	8/15/2029	156,250	140,979	156,250
						122,256,254	123,044,312	9.64%
Pharmaceuticals
Alcami Corporation (i)(l)(q)(r)	Term Loan	SOFR + 7.00%	10.97%	12/21/2028	9,700,000	9,437,078	9,700,000
						9,437,078	9,700,000	0.76%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.17%	7/16/2030	12,400,145	12,248,711	12,400,145
NAM Acquisition Co LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	7/16/2030	3,221,956	3,174,736	3,221,956
NAM Acquisition Co LLC (f)(j)(l)	Revolving Credit Facility	-	-	7/16/2030	-	(18,451)	-
RPX Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.25%	8/2/2030	21,506,620	21,236,778	21,506,620
RPX Corporation (f)(i)(l)	Revolving Credit Facility	-	-	8/2/2030	-	(22,335)	-
RPX Corporation (i)(r)	Term Loan	SOFR + 5.50%	9.23%	8/2/2030	3,654,309	3,618,164	3,654,309
						40,237,603	40,783,030	3.20%
Soft Drinks & Non-alcoholic Beverages

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Refresh Buyer LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	11,026,742	$10,884,269	$10,916,474
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	2,791,847	2,758,994	2,763,929
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	5,520,997	5,477,789	5,465,787
						19,121,052	19,146,190	1.51%
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.27%	11/2/2029	12,319,103	12,096,238	11,518,361
Door Pro Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.27%	11/2/2029	6,811,349	6,718,831	6,368,612
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.27%	11/2/2029	509,615	454,739	288,782
Mustang Prospects Purchaser LLC (j)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	6/13/2031	15,560,107	15,429,185	15,404,506
Mustang Prospects Purchaser LLC (j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.72%	6/13/2031	3,661,202	3,630,776	3,624,590
Mustang Prospects Purchaser LLC (f)(j)(l)	Revolving Credit Facility	SOFR + 5.00%	8.72%	6/13/2031	457,650	439,765	434,768
Mustang Prospects Purchaser LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.72%	6/13/2031	867,286	855,632	855,160
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 5.50%	9.27%	12/22/2029	10,442,623	10,250,596	10,442,623
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.27%	12/22/2029	200,000	183,296	200,000
Quick Roofing Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.27%	12/22/2029	13,754,496	13,523,601	13,754,496
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 5.50%	9.27%	12/22/2029	10,953,253	10,820,368	10,953,253
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.27%	12/22/2029	450,458	359,898	450,458
Roofing Services Solutions LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	9.57%	11/27/2029	18,061,460	17,838,280	17,627,985
Roofing Services Solutions LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	11/27/2029	10,871,174	10,742,924	10,610,266
Roofing Services Solutions LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.75%	9.46%	11/27/2029	3,904,194	3,836,564	3,772,838
Scp Wqs Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.92%	10/2/2029	7,523,064	7,402,814	7,523,064
Scp Wqs Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	10/2/2029	37,326,074	36,892,274	37,326,074
Scp Wqs Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2029	-	(34,378)	-
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.60%	5/6/2029	5,778,222	5,703,001	5,708,883
Solid Ground Solutions Acquisitions Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.60%	5/6/2029	7,301,605	7,214,847	7,213,985
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Revolving Credit Facility	-	-	5/6/2029	-	(21,662)	(21,998)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	9.04%	5/6/2029	3,318,589	$3,280,123	$3,278,766
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	5/6/2029	-	(65,349)	(60,274)
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.62%	5/6/2029	349,413	345,059	345,220
Spin Holdco Inc (g)(j)(l)(m)	Term Loan	SOFR + 4.00%	8.02%	3/4/2028	2,912,797	2,712,817	2,239,213
Trutemp Acquisition LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.82%	8/26/2031	5,653,575	5,570,695	5,568,771
Trutemp Acquisition LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(32,190)	(34,092)
Trutemp Acquisition LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/26/2031	-	(80,773)	(85,230)
Unified Service Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	10,591,072	10,448,259	8,790,590
Unified Service Partners, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	9,025,087	8,909,608	7,490,822
Unified Service Partners, LLC (i)(l)	Revolving Credit Facility	SOFR + 8.00%	11.60%	4/14/2030	2,641,006	2,606,916	2,192,035
USW Buyer, LLC (i)(l)	Term Loan	SOFR + 6.25% (5.00% PIK)	10.02%	11/3/2028	4,860,578	4,768,893	4,680,736
USW Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25% (5.00% PIK)	10.02%	11/3/2028	8,512,910	8,429,125	8,197,932
						211,230,772	206,661,195	16.23%
Specialized Finance
WH Borrower LLC (g)(k)(l)	Term Loan	SOFR + 4.50%	8.39%	2/20/2032	9,950,000	9,912,846	9,991,989
						9,912,846	9,991,989	0.78%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2031	-	(52,358)	-
Penta Fine Ingredients, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.72%	4/4/2031	27,430,461	27,054,854	27,430,461
						27,002,496	27,430,461	2.15%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.82%	8/22/2028	5,863,268	5,819,323	5,863,268
Belt Power Holdings LLC (i)(q)	Term Loan	SOFR + 5.00%	8.82%	8/22/2028	1,575,677	1,555,764	1,575,677
Belt Power Holdings LLC (i)(r)	Term Loan	SOFR + 5.00%	9.15%	8/22/2028	3,769,406	3,734,991	3,769,406
Erosion Intermediate Holdings LLC (i)(q)	Term Loan	SOFR + 5.75%	9.42%	9/30/2029	2,595,658	2,564,465	2,595,658
Erosion Intermediate Holdings LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.43%	9/30/2029	4,019,874	3,960,371	4,019,874

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Erosion Intermediate Holdings LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/30/2029	-	$(19,806)	$-
Mobotrex, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	6/7/2031	40,942,508	40,336,993	40,492,141
Mobotrex, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.68%	6/7/2031	715,628	638,642	656,589
Mobotrex, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/7/2031	483,655	462,921	466,769
						59,053,664	59,439,382	4.66%
Transaction & Payment Processing Services
MoneyGram International Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.75%	8.51%	6/3/2030	7,348,902	7,334,128	4,842,926
						7,334,128	4,842,926	0.38%
Total First Lien Debt						2,093,021,541	2,071,775,012	162.45%
Second Lien Debt
Property & Casualty Insurance
Asurion LLC (g)(l)	Term Loan	SOFR + 5.25%	9.08%	1/20/2029	5,000,000	4,838,840	4,900,000
						4,838,840	4,900,000	0.38%
Total Second Lien Debt						4,838,840	4,900,000	0.38%
Asset-Backed Securities
Commercial & Residential Mortgage Finance
Benefit Street Partners Clo Vi-B Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 4.75%	9.08%	4/20/2038	100,000	100,000	98,425
						100,000	98,425	0.01%
Specialized Finance
Cifc Fdg 2025-Iii Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 7.25%	11.58%	7/21/2038	250,000	250,000	256,598
Flatiron Rr Clo 30 Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 5.25%	9.53%	4/15/2038	200,000	200,000	201,407
						450,000	458,005	0.04%
Total Asset-Backed Securities						550,000	556,430	0.05%
Preferred Securities
Oil & Gas Storage & Transportation
Plains All American Pipeline LP (g)(l)(m)(u)	Floating Rate Note	SOFR + 4.11%	8.70%		7,000,000	6,988,000	7,019,859

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$6,988,000	$7,019,859	0.55%
Total Preferred Securities						6,988,000	7,019,859	0.55%
Equity
Aerospace & Defense
Hitco Parent LLC (l)(p)	Class A Units				35,730	450,130	532,024
						450,130	532,024	0.04%
Air Freight & Logistics
Scp 3pl Topco, LLC (m)(p)	Common Units				1,351	6,754	-
Scp 3pl Topco, LLC (m)(p)	Class B Units				128	128,320	93,178
						135,074	93,178	0.01%
Building Products
Tgnl Topco LP (p)	Common Units				212,020	212,020	284,107
						212,020	284,107	0.02%
Construction & Engineering
BPCP Craftsman Holdings, LLC (l)(p)	Class A Units				529	529,369	193,855
						529,369	193,855	0.02%
Diversified Support Services
Hy-Tek Holdings, LLC (p)	Common Units				98	235,165	191,937
Hy-Tek Holdings, LLC (p)	Series A Preferred Units				98	97,900	97,878
Identiti Holdings LLC (p)	Class A Units				173,822	173,822	380,670
Perimeter Solutions Holdings, LP (l)(p)	Common Units				221,694	232,337	252,731
						739,224	923,216	0.08%
Electrical Components & Equipment
Warshaw Holdings, LLC (p)	Common Units				529	264,368	-
Warshaw Holdings, LLC (p)	Series A Preferred Units				529	264,368	240,254
						528,736	240,254	0.02%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (p)	Class A Units				293,460	$293,460	$451,928
Erosion Holdings, LLC (p)	Class A Units				175	175,230	115,452
						468,690	567,380	0.05%
Health Care Services
Dpt Management, LLC (p)	Preferred Units				143,721	445,535	255,823
NE Ortho Holdings, LLC (p)	Class B Membership Units				190	190,201	490,622
Tiger Healthcare Holdings, LLC (l)(p)	Class A Interest				438,750	562,500	4
						1,198,236	746,449	0.06%
Health Care Technology
Pillr Health Holdings, LP (l)(m)(p)	Class B Preferred Units				212	212,241	212,240
Pillr Health Holdings, LP (l)(m)(p)	Common Units				21,224	-	-
						212,241	212,240	0.02%
Human Resource & Employment Services
Fca Partners LLC (m)(p)	Common Units				200,000	2	2
Fca Partners LLC (m)(p)	Class A Preferred Units				200,000	200,000	104,000
						200,002	104,002	0.01%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (l)(p)	Common Units				1,600	159,969	783,560
Endurance PT Technology Holdings LLC (l)(p)	Preferred Units				1,440	1,439,721	1,515,507
						1,599,690	2,299,067	0.18%
Insurance Brokers
Knight Holdings, LP (l)(m)(p)	Class A-1 Units				36,284	362,840	362,840
						362,840	362,840	0.03%
IT Consulting & Other Services
Insight Technology Enterprises LLC (p)	Preferred Units				328,218	529,429	538,277

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$529,429	$538,277	0.04%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (l)(m)(p)	Class A-1 Units				416,332	470,580	503,762
Wci-Bxc Investment Holdings LP (l)(m)(p)	Equity Interest					588,357	628,986
						1,058,937	1,132,748	0.09%
Office Services & Supplies
Mse Acquisitions Inc (l)(p)	Series A Preferred Stock				337	337,479	201,563
						337,479	201,563	0.02%
Packaged Foods & Meats
Cci Prime Holdings, LLC (p)	Series A Preferred Units				428	427,914	-
Cci Prime Holdings, LLC (m)(p)	Series AA Preferred Units				36	35,508	29,813
Et-Harvest Investment Aggregator, LP (l)(p)	Class A Units				646,971	646,971	841,062
Mfi Group Holdings LLC (p)	Class A Units				238	238,109	241,644
Sabrosura Super Holdings LLC (l)(p)	Class A Interests				241,693	290,031	198,188
						1,638,533	1,310,707	0.11%
Paper & Plastic Packaging Products & Materials
Acp Flexibles I LP (l)(m)(p)	Equity Interest					306,513	232,950
Currier Plastics Holdings, LLC (p)	Class B Units				502,296	-	90,413
Currier Plastics Holdings, LLC (m)(p)	Class A Units				502,296	502,296	512,342
						808,809	835,705	0.07%
Specialized Consumer Services
Acp Roofing Holdings, LLC (p)	Common Units				528,201	528,201	5
Door Pro Holdings LLC (l)(p)	Class A Units				497	483,566	131,427
NAM Group Holdings LLC (p)	Class A Units				282,628	282,628	440,899
Quick Roofing Topco, LLC (l)(p)	Class A Interest				426,230	426,230	1,444,918
Roofing Services Solutions Holdings, LLC (p)	Common Units				343	35,632	22,454

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Roofing Services Solutions Holdings, LLC (p)	Series A Preferred Units				343	$400,510	$436,208
Scp Mechanical Services Holdco, LLC (p)	Common Units				1,703	8,513	7,134
Scp Mechanical Services Holdco, LLC (p)	Class B Units				162	161,740	167,448
Solid Ground Solutions Investment LLC (l)(p)	Class A Units				529,186	529,186	465,684
Trutemp Holdings LLC (l)(p)	Class A Interest				324,685	324,685	324,685
						3,180,891	3,440,862	0.26%
Specialized Finance
Lift Solutions Holdings LLC (p)	Common Units				227	-	2,522
Lift Solutions Holdings LLC (p)	Series A Preferred Units				227	325,938	326,199
						325,938	328,721	0.03%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (l)(p)	Class A Common Units				821	821	21,480
Penta Fine Ingredients Parent, LLC (l)(p)	Preferred Units				528	528,131	566,816
						528,952	588,296	0.04%
Trading Companies & Distributors
Mobotrex Ultimate Holdings, LLC (p)	Class A-2 Units				1,423,338	1,472,807	2,177,707
						1,472,807	2,177,707	0.17%
Total Equity						16,518,027	17,113,198	1.37%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.66% (g)(n)(s)	Investor Class Units				13,143,788	13,143,788	13,143,788
						13,143,788	13,143,788	1.03%
Total Money Market Mutual Funds						13,143,788	13,143,788	1.03%
Total Investments -- non-controlled/ non-affiliate						2,135,060,196	2,114,508,287	165.83%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Mutual Funds

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fidelity Floating Rate Central Fund (g)(l)(m)(o)					1,863,034	$179,607,284	$178,106,038
						179,607,284	178,106,038	13.96%
Total Fixed Income Mutual Funds						179,607,284	178,106,038	13.96%
Total Investments -- non-controlled/ affiliate						179,607,284	178,106,038	13.96%
Total Investment Portfolio						$2,314,667,480	$2,292,614,325	179.79%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025.
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
(h)
The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(i)
The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(j)
The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(k)
The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2025, non-qualifying assets amounted to $285,881,738 which represents 12.1% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the fund's financial statements are available on the SEC's website or upon request.
(p)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $17,113,198 or 1.3% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	306,513
Acp Roofing Holdings, LLC	Common Units	4/14/2025	528,201
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	529,369
Cci Prime Holdings, LLC	Series A Preferred Units	10/18/2023	427,914
Cci Prime Holdings, LLC	Series AA Preferred Units	12/8/2025	35,508
Currier Plastics Holdings, LLC	Class A Units	9/19/2025-12/18/2025	502,296
Currier Plastics Holdings, LLC	Class B Units	9/19/2025-12/18/2025	-
Door Pro Holdings LLC	Class A Units	11/2/2023-1/2/2025	483,566
Dpt Management, LLC	Preferred Units	12/18/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	293,460
Endurance PT Technology Holdings LLC	Common Units	2/29/2024-10/28/2025	159,969
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024-10/28/2025	1,439,721
Erosion Holdings, LLC	Class A Units	9/30/2024	175,230
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	646,971
Fca Partners LLC	Class A Preferred Units	5/31/2024-6/7/2024	200,000
Fca Partners LLC	Common Units	5/31/2024-6/7/2024	2
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	470,580
Hitco Parent LLC	Class A Units	2/28/2025	450,130
Hy-Tek Holdings, LLC	Common Units	9/19/2025	235,165
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	97,900
Identiti Holdings LLC	Class A Units	11/1/2024	173,822
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	529,429
Knight Holdings, LP	Class A-1 Units	11/7/2025	362,840
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	325,938
Mfi Group Holdings LLC	Class A Units	4/30/2024-11/15/2024	238,109
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024-11/6/2025	1,472,807
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	337,479
NAM Group Holdings LLC	Class A Units	7/16/2024	282,628
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024-7/10/2025	190,201
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	821
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	528,131
Perimeter Solutions Holdings, LP	Common Units	10/2/2024-7/31/2025	232,337
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	212,241

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Pillr Health Holdings, LP	Common Units	12/31/2025	-
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	426,230
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024-9/30/2025	35,632
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024-9/30/2025	400,510
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	290,031
Scp 3pl Topco, LLC	Class B Units	11/27/2024	128,320
Scp 3pl Topco, LLC	Common Units	11/27/2024	6,754
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	161,740
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	8,513
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024-9/5/2025	529,186
Tgnl Topco LP	Common Units	6/25/2025	212,020
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	562,500
Trutemp Holdings LLC	Class A Interest	8/26/2025	324,685
Warshaw Holdings, LLC	Common Units	3/27/2025	264,368
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	264,368
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	588,357
(q)
Security or portion of the security is pledged as collateral for BSPV Facility.
(r)
Security or portion of the security is pledged as collateral for CSPV Facility.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.
(u)
Security is perpetual in nature with no stated maturity date.
(v)
Tickmark not used.
(w)
Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At the end of the period, the value of these securities amounted to $556,430 or 0.04% of net assets.

Interest Rate Swaps

Payment Received %	Payment Frequency	Payment Paid	Payment Frequency	Clearinghouse / Counterparty(1)	Maturity Date	Notional Amount	Value	Upfront Premium Received/ (Paid)	Unrealized Appreciation / (Depreciation)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2028	$105,000,000	$979,883	$(573,812)	$406,071
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2030	105,000,000	1,241,748	(626,551)	615,197
Total Interest Rate Swaps							$2,221,631	$(1,200,363)	$1,021,268

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar (“USD”) and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser’s Direct Lending Investment Committee supported by other individuals responsible for oversight functions of the Fund, using the information presented on the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses are amortized to expense on the Fund’s consolidated statements of operations on a straight line-basis over 12 months from the date of incurrence.

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. As of December 31, 2025 and 2024, the Fund did not have any unrecognized tax benefits in the consolidated financial statements; nor is the Fund aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. All penalties and interest associated with income taxes, if any, are included in provision for income and excise taxes on the consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

As of December 31, 2025 and 2024, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.1 million and $0.4 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the year ended December 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of provision for taxes related to income of approximately $0.2 million, provision for taxes related to realized gain on investments of approximately $0.04 million, and net change in benefit for deferred tax expense related to unrealized gain on investments of approximately $0.1 million. For the year ended December 31, 2024, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.4 million, which was comprised of provision for taxes related to income of approximately $0.2 million, provision for taxes related to realized gain on investments of approximately $0.1 million, and provision for deferred tax expense related to unrealized gain on investments of approximately $0.1 million. The Fund did not incur an excise tax for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Fund incurred an excise tax of $0.07 million and did not recognize any other provisions for taxes.

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

Interest Rate Swaps

The Fund uses interest rate swaps to manage its exposure to interest rate risk in relation to the Fund’s fixed-rate debt. Interest rate swaps are agreements between counterparties to exchange cash flows, one based on a fixed rate, and the other on a floating rate. Interest rate swaps may be centrally cleared or over-the-counter (“OTC”). Interest rate swaps held by the Fund are centrally cleared. A centrally cleared swap is a transaction executed between a fund and a dealer counterparty, then cleared by a futures commission merchant (“FCM”) through a clearinghouse. Once cleared, the clearinghouse serves as a central counterparty, with whom a fund exchanges cash flows for the life of the transaction.

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

Any open swaps at period end are included on the consolidated schedules of investments under the caption “Interest Rate Swaps”. For further information regarding interest rate swaps, refer to “Note 5. Derivative Instruments.”

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

Fee Income

The Fund earns certain fees in connection with its direct lending underwriting activities. These fees are in addition to interest payments earned and may include amendment fees, consent fees and syndication fees and are recorded as other income when earned. Administrative agent fees received by the Fund are recorded as other income when received.

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

For the years ended December 31, 2025, 2024 and 2023, management fees were approximately $13.4 million, $7.6 million and $2.5 million, respectively.

As of December 31, 2025 and 2024, approximately $1.3 million and $0.8 million were payable to the Adviser for management fees, respectively.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. For the years ended December 31, 2025, 2024 and 2023, income based incentive fees were approximately $14.7 million, $9.1 million and $2.7 million, respectively.

As of December 31, 2025 and 2024, approximately $4.3 million and $2.8 million were payable to the Adviser for incentive fees based on income, respectively.

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

GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2025 and 2024, the Fund recognized a reduction in accrued capital gains incentive fees of approximately $0.8 million and $0.05 million, respectively, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations. For the year ended December 31, 2023, approximately $0.9 million of expense was recognized related to GAAP Incentive Fee and is recorded in capital gains incentive fees on the consolidated statements of operations.

As of December 31, 2025 the Fund did not recognize an accrual related to the GAAP Incentive Fee. As of December 31, 2024, approximately $0.8 million related to the GAAP Incentive Fee was recorded in capital gains incentive fee payable on the consolidated statements of assets and liabilities, which is not payable under the Advisory Agreement.

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

For the years ended December 31, 2025, 2024 and 2023, the Fund incurred approximately $3.5 million, $2.0 million and $0.6 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. Administration fees were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023.

As of December 31, 2025 and 2024, approximately $0.3 million and $0.2 million, respectively, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2025, 2024 and 2023, the Fund incurred approximately $1.6 million, $0.9 million and $0.3 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. Transfer agency services were pro-rated for the period March 13, 2023 (commencement of operations) through December 31, 2023.

As of December 31, 2025 and 2024, approximately $0.2 million and $0.1 million, respectively, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2025, 2024 and 2023, the Fund incurred nominal distribution and shareholder servicing fees for Class S and for Class D for each period presented. As of December 31, 2025 and 2024 there was a nominal payable incurred and recorded in due to affiliates, net, on the consolidated statements of assets and liabilities for each period presented.

Affiliate Ownership

As of December 31, 2025, an affiliate of the Adviser held 481 shares (100%) of the Fund’s Class D Common Shares. As of December 31, 2024, an affiliate of the Adviser held 435 shares (100%) of the Fund’s Class D Common Shares.

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

In consideration of the Adviser’s agreement to make Expense Payments at any time during a fiscal year and to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the year ended December 31, 2025, the Adviser reimbursed the Fund approximately $1.8 million, in accordance with the terms of the Expense Limitation Agreement. Within certain months during the year ended December 31, 2025, the Other Operating Expenses of the Fund were less than 0.70% (on an annualized basis) of the Fund's net asset value, and therefore during the year ended December 31, 2025 the Fund reimbursed the Adviser approximately $0.06 million for expense support payments previously received. For the year ended December 31, 2025, expense support of approximately $1.8 million, net of reimbursement and recoupment is included on the consolidated statements of operations.

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

The Expense Limitation Agreement shall continue in force until April 30, 2026 and shall renew automatically for successive one-year terms after the Initial Term. The Adviser may not terminate this Expense Limitation Agreement without the approval of the Fund’s Board of Trustees. The Fund’s Board of Trustees may terminate this Expense Limitation Agreement at any time without payment of any penalty.

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

Affiliated Investments

The table below presents the Fund’s affiliated investments as of December 31, 2025:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$20,830,333	$342,300	$(20,885,039)	$(360,308)	$72,714	$—	$262,866
Fidelity Floating Rate Central Fund	27,139,548	177,633,718	(25,000,000)	(1,782,837)	115,609	178,106,038	8,103,714
Total	$47,969,881	$177,976,018	$(45,885,039)	$(2,143,145)	$188,323	$178,106,038	$8,366,580

The table below presents the Fund’s affiliated investments as of December 31, 2024:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$—	$20,470,025	$—	$360,308	$—	$20,830,333	$605,305
Fidelity Floating Rate Central Fund	24,795,483	2,421,083	—	(77,018)	—	27,139,548	2,439,715
Total	$24,795,483	$22,891,108	$—	$283,290	$—	$47,969,881	$3,045,020

Co-Investment Relief

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Fund may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to the Fund and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures. If the Adviser determines that such investment is not appropriate for the Fund, the investment will not be allocated to the Fund.

Due to/from Affiliates

As of December 31, 2025, the Fund owed a net amount of approximately $0.5 million to various affiliates, including approximately $0.5 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and a nominal amount to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities. As of December 31, 2024, the Fund owed a net amount of $0.2 million to various affiliates, including $0.3 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees, approximately $0.1 million for amounts to be paid to another affiliated investment company and approximately $0.2 million to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities.

Other

During the year ended December 31, 2025, the Adviser reimbursed the Fund approximately $0.02 million for certain losses.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,093,021,541	$2,071,775,012	90.4%	$1,282,630,555	$1,288,880,288	94.1%
Second Lien Debt	4,838,840	4,900,000	0.2%	15,456,471	13,299,257	1.0%
Asset-Backed Securities	550,000	556,430	0.0%	—	—	0.0%
Preferred Securities	6,988,000	7,019,859	0.3%	—	—	0.0%
Equity	16,518,027	17,113,198	0.7%	7,765,014	9,064,990	0.7%
Money Market Mutual Funds	13,143,788	13,143,788	0.6%	10,026,024	10,026,024	0.7%
Fixed Income Mutual Funds	179,607,284	178,106,038	7.8%	47,327,982	47,969,881	3.5%
Total Investments	$2,314,667,480	$2,292,614,325	100.0%	$1,363,206,046	$1,369,240,440	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Health Care Services	13.1%	14.5%
Diversified Financial Services	10.1%	2.0%
Specialized Consumer Services	9.2%	9.5%
Application Software	8.8%	11.3%
Diversified Support Services	7.1%	6.6%
Packaged Foods & Meats	6.2%	4.1%
Paper & Plastic Packaging Products & Materials	5.4%	2.1%
Aerospace & Defense	3.8%	1.8%
Life Sciences Tools & Services	3.5%	2.0%
IT Consulting & Other Services	3.3%	0.0%
Trading Companies & Distributors	2.7%	1.1%
Industrial Machinery & Supplies & Components	2.6%	8.0%
Electrical Components & Equipment	2.5%	0.0%
Air Freight & Logistics	2.1%	1.1%
Health Care Technology	2.1%	7.4%
Research & Consulting Services	1.8%	2.4%
Building Products	1.5%	0.7%
Health Care Supplies	1.5%	0.6%
Health Care Facilities	1.5%	2.5%
Specialty Chemicals	1.2%	0.7%
Environmental & Facilities Services	1.1%	3.0%
Data Processing & Outsourced Services	1.1%	1.4%
Electronic Manufacturing Services	1.0%	1.8%
Soft Drinks & Non-alcoholic Beverages	0.8%	1.0%
Advertising	0.8%	0.7%
Mutual Funds	0.6%	4.2%
Insurance Brokers	0.6%	0.2%
Specialized Finance	0.5%	1.3%
Construction & Engineering	0.5%	0.0%
Oil & Gas Storage & Transportation	0.4%	0.0%
Pharmaceuticals	0.4%	0.7%
Electronic Components	0.4%	0.6%
Office Services & Supplies	0.3%	0.5%
Property & Casualty Insurance	0.2%	0.9%
Independent Power Producers & Energy Traders	0.2%	0.0%
Transaction & Payment Processing Services	0.2%	0.7%
Leisure Facilities	0.2%	0.2%
Hotels, Resorts & Cruise Lines	0.2%	0.3%
Food Retail	0.2%	0.3%
Home Improvement Retail	0.2%	0.4%
Distributors	0.1%	0.0%
Fertilizers & Agricultural Chemicals	0.0%	0.4%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Commodity Chemicals	0.0%	0.6%
Oil & Gas Refining & Marketing	0.0%	0.5%
Copper	0.0%	0.4%
Security & Alarm Services	0.0%	0.4%
Internet Services & Infrastructure	0.0%	0.4%
Diversified Chemicals	0.0%	0.4%
Health Care Distributors	0.0%	0.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	December 31, 2025			December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,249,204,601	98.2%	176.4%	$1,325,749,895	96.8%	171.1%
Australia	31,937,353	1.4%	2.5%	32,260,769	2.4%	4.2%
Canada	10,115,616	0.4%	0.8%	10,267,051	0.7%	1.3%
Luxembourg	800,325	0.0%	0.1%	962,725	0.1%	0.1%
Grand Cayman	556,430	0.0%	0.0%	—	0.0%	0.0%
Total	$2,292,614,325	100.0%	179.8%	$1,369,240,440	100.0%	176.7%

As of December 31, 2025, on a fair value basis, 99.9% of debt investments bore interest at a floating rate and 0.1% of debt investments bore interest at a fixed rate. As of December 31, 2024, on a fair value basis, 100.0% of debt investments bore interest at a floating rate and 0.0% of debt investments bore interest at a fixed rate. As of December 31, 2025 and 2024, there were no investments on non-accrual status.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following table, which reflects the impacts of derivatives on the financial performance, is a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the year ended December 31, 2025:

	Year Ended December 31, 2025
Primary Risk Exposure / Derivative Type	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Interest Rate Risk
Swaps	$(72,756)	$1,021,268
Total Interest Rate Risk	(72,756)	1,021,268
Total	$(72,756)	$1,021,268

The following table is a summary of the Fund’s value of derivative instruments by primary risk exposure as of December 31, 2025:

	December 31, 2025
Primary Risk Exposure / Derivative Type	Value
	Asset	Liability
Interest Rate Risk
Swaps (a)	$2,221,631	$—
Total Interest Rate Risk	2,221,631	—
Total Value of Derivatives	$2,221,631	$—
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

The Fund’s volume of activity in interest rate swaps is represented by the average monthly notional amount, which was $140 million for the year ended December 31, 2025. The Fund did not have any derivative activity prior to 2025.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of December 31, 2025 and 2024, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$68,058,090	$2,003,716,922	$2,071,775,012
Second Lien Debt	—	4,900,000	—	4,900,000
Asset-Backed Securities	—	556,430	—	556,430
Preferred Securities	—	7,019,859	—	7,019,859
Equity	—	—	17,113,198	17,113,198
Money Market Mutual Funds	13,143,788	—	—	13,143,788
Fixed Income Mutual Funds	178,106,038	—	—	178,106,038
Total Investments	$191,249,826	$80,534,379	$2,020,830,120	$2,292,614,325
Derivative Instruments:
Assets
Swaps	—	2,221,631	—	2,221,631
Total Derivative Instruments	$—	$2,221,631	$—	$2,221,631

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$144,529,432	$1,144,350,856	$1,288,880,288
Second Lien Debt	—	6,762,630	6,536,627	13,299,257
Equity	—	—	9,064,990	9,064,990
Money Market Mutual Funds	10,026,024	—	—	10,026,024
Fixed Income Mutual Funds	47,969,881	—	—	47,969,881
Total Investments	$57,995,905	$151,292,062	$1,159,952,473	$1,369,240,440

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Purchases of investments	1,101,557,993	291,967	9,384,468	1,111,234,428
Proceeds from principal repayments and sales of investments	(240,728,155)	—	(1,446,664)	(242,174,819)
Accretion of discount/ amortization of premium	8,112,289	—	—	8,112,289
Net realized gain (loss)	207,788	—	815,208	1,022,996
Transfers into Level 3	5,170,287	—	—	5,170,287
Transfers out of Level 3	—	(5,170,287)	—	(5,170,287)
Net change in unrealized appreciation (depreciation)	(14,954,136)	(1,658,307)	(704,804)	(17,317,247)
Fair value, end of period	$2,003,716,922	$—	$17,113,198	$2,020,830,120
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2025	$(13,415,332)	$—	$(411,458)	$(13,826,790)

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$425,746,100	$—	$2,240,826	$427,986,926
Purchases of investments	835,040,597	8,715,502	5,872,735	849,628,834
Proceeds from principal repayments and sales of investments	(113,177,547)	—	(386,978)	(113,564,525)
Accretion of discount/ amortization of premium	3,806,968	—	—	3,806,968
Net realized gain (loss)	123,015	—	276,942	399,957
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(9,925,000)	—	—	(9,925,000)
Net change in unrealized appreciation (depreciation)	2,736,723	(2,178,875)	1,061,465	1,619,313
Fair value, end of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024	$3,869,843	$(2,178,875)	$1,061,465	$2,752,433

The information used in the above reconciliation represents period to date activity for any investments identified as using Level 3 inputs at either the beginning or the end of the current fiscal period. Transfers into Level 3 were attributable to a lack of observable market data resulting from decreases in market activity, decreases in liquidity, security restructurings or corporate actions. Transfers out of Level 3 were attributable to observable market data becoming available for those securities. Transfers in or out of Level 3 represent the beginning value of any security or instrument where a change in the pricing level occurred from the beginning to the end of the period. Cost of purchases and proceeds of sales may include securities received and/or delivered through in-kind transactions, corporate actions or exchanges. Realized and unrealized gains (losses) disclosed in the reconciliation are included in net gain (loss) on the Fund’s consolidated statements of operations.

The following provides information on Level 3 securities held by the Fund that were valued as of December 31, 2025 and 2024 based on unobservable inputs:

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$2,003,716,922	Market approach	Transaction price	$99.00	$99.50	$99.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	1.2	1.1	Increase
		Discounted cash flow	Yield	7.9%	18.0%	9.6%	Decrease
Equity	17,113,198	Market approach	Transaction price	$—	$1,000.00	$1,000.00	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.5	10.2	Increase
Total	$2,020,830,120

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,144,350,856	Market approach	Transaction price	$98.50	$99.50	$98.83	Increase
		Discounted cash flow	Yield	8.7%	14.1%	10.3%	Decrease
Second Lien Debt	6,536,627	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.5	0.5	0.5	Increase
Equity	9,064,990	Market approach	Transaction price	$3.10	$1,000.00	$154.92	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.7	17.0	10.1	Increase
Total	$1,159,952,473

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

Financial Instruments Not Carried at Fair Value

Debt

The following table presents the fair value measurements of the Fund’s debt obligations as of December 31, 2025 and 2024, had they been accounted for at fair value:

	December 31, 2025	December 31, 2024
	Fair Value	Fair Value
JPMorgan Lending Facility	$307,052,567	$434,070,855
BSPV Facility	300,000,000	172,000,000
CSPV Facility	225,000,000	5,000,000
Series 2025A Notes	106,050,000	—
Series 2025B Notes	106,680,000	—
Total	$1,044,782,567	$611,070,855

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

The following table details the unfunded loan commitments as of December 31, 2025:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,274,221
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	4,544,781
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	5,803,196
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	2,770,471
Aptean Inc	Delayed Draw Term Loan	1/30/2031	1,027,565
Aptean Inc	Revolving Credit Facility	1/30/2031	605,857
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	12,914,321
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	2,726,674
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	495,914
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	5,293,686
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,477,424
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	49,247
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	902,240
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	2,467,580
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	8,632,876
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	3,440,407
Cytracom LLC	Revolving Credit Facility	6/28/2027	2,037,413
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	1,276,643
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	9,243,520
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	2,585,600
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,887,821
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	813,102
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	665,175
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	7,058,701
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,764,675
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	1,226,640

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$3,121,167
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	384,802
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	2,458,272
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	786,647
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	216,837
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	5,075,270
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,307,100
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,808,395
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	3,260,000
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	4,186,613
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,487,153
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	3,420,570
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,590,290
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,420,571
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/26/2029	1,880,748
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	4,651,583
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,434,953
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	911,194
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,830,601
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	690,713
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	919,684
National Power, LLC	Delayed Draw Term Loan	10/20/2029	4,335,818
National Power, LLC	Revolving Credit Facility	10/20/2029	3,871,266
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	772,880
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	6,469,708
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	3,840,131
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	5,195,071
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,348,957

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	$2,971,351
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,854,047
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	10,174,291
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	5,494,117
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,910,303
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	800,000
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,568,975
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	7,376,158
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,618
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,121,391
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	11,918,009
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,553,859
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	3,162,750
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	4,749,197
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	10,482,391
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	843,750
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	2,689,052
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	1,887,054
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	6,360,598
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	1,623,470
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	926,306
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	1,575,455
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	2,325,836
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	11,363,970
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	4,800,000
Vrc Companies LLC	Delayed Draw Term Loan	6/29/2027	3,516,667
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	2,289,400
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	8,695,652
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	2,956,522
Total Unfunded Commitments			$474,601,188

The following table details the unfunded loan commitments as of December 31, 2024:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$3,312,747
AB Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Buyer, LLC	Revolving Credit Facility	10/2/2029	777,500
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	10/2/2029	5,500,583
ACP Falcon Buyer, Inc.	Revolving Credit Facility	8/1/2029	1,000,000
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	144,071
Aptean, Inc.	Revolving Credit Facility	1/30/2031	728,200
Aptean, Inc.	Delayed Draw Term Loan	1/30/2031	397,376
BeBright MSO, LLC	Delayed Draw Term Loan	6/3/2030	429,459
BeBright MSO, LLC	Revolving Credit Facility	6/3/2030	1,867,213
Benefit Plan Administrators Of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators Of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
C2DX, Inc	Revolving Credit Facility	3/19/2030	1,748,285
C2DX, Inc	Delayed Draw Term Loan	3/19/2030	4,924,746
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	961,081
CCI Prime, LLC	Delayed Draw Term Loan	10/18/2029	399,387
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,000,000
CUB Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2030	5,419,489
Cytracom, LLC	Delayed Draw Term Loan	6/28/2027	3,667,343
Cytracom, LLC	Revolving Credit Facility	6/28/2027	2,037,413
Door Pro Buyer, LLC	Delayed Draw Term Loan	11/2/2029	10,192,308
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,378,205
DPT Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
DPT Management, LLC	Revolving Credit Facility	12/18/2027	3,341,514
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	7,825,592
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
EDS Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Endurance PT Technology Buyer Corporation	Revolving Credit Facility	2/28/2030	1,000,000
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,205,622
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,206,687
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Houseworks Holdings, LLC	Revolving Credit Facility	12/16/2028	446,429
Houseworks Holdings, LLC	Delayed Draw Term Loan	12/16/2028	1,163,265
Identiti Resources LLC	Delayed Draw Term Loan	11/1/2029	7,648,189
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	3,476,450
Infusion Services Management, LLC	Delayed Draw Term Loan	7/7/2028	537,197
Infusion Services Management, LLC	Revolving Credit Facility	7/7/2028	2,275,078
LACO Industries, LLC	Revolving Credit Facility	7/2/2030	1,487,153
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	805,078
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/25/2029	2,044,291
MoboTrex, LLC	Revolving Credit Facility	6/7/2030	2,605,773
MSE Supplies, LLC	Revolving Credit Facility	8/14/2030	1,518,656
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	1,668,898
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251

As of December 31, 2024 continued:

Investments--non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	$3,230,031
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/31/2029	7,742,533
National Power, LLC	Revolving Credit Facility	10/31/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,932,200
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	5,796,599
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1/20/2031	3,260,000
Pave America Interco, LLC	Revolving Credit Facility	2/7/2028	431,619
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	5,810,076
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,500,000
PLA Buyer, LLC	Delayed Draw Term Loan	11/22/2029	1,819,336
PLA Buyer, LLC	Revolving Credit Facility	11/22/2029	3,638,672
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	600,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	11,289,685
Refresh Buyer LLC	Delayed Draw Term Loan	12/23/2028	2,812,944
Roofing Services Solutions LLC	Delayed Draw Term Loan	11/27/2029	6,859,706
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	5,108,292
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	8,485,846
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Ruppert Landscape, LLC	Revolving Credit Facility	12/1/2028	361,899
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/1/2028	4,530,979
RxStrategies, Inc.	Revolving Credit Facility	8/12/2030	2,500,000
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,505,429
SCP WQS Buyer, LLC	Delayed Draw Term Loan	10/2/2028	26,922,573
SCP WQS Buyer, LLC	Revolving Credit Facility	10/2/2028	1,802,138
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	7,332,769
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	6,527,725
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	1,000,000
The Smilist DSO, LLC	Revolving Credit Facility	4/4/2029	926,306
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	519,188
The Smilist DSO, LLC	Delayed Draw Term Loan	4/4/2029	9,836,331
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,000,000
USALCO, LLC	Delayed Draw Term Loan	9/30/2031	61,648
USW Buyer, LLC	Delayed Draw Term Loan	11/3/2028	2,350,000
WCI-BXC Purchaser, LLC	Revolving Credit Facility	11/6/2029	1,000,000
Total Unfunded Commitments			$321,729,627

In addition, as of December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$38,314	$—
Cci Prime Holdings, LLC	Series AA Preferred Units	54,395	—
Total Unfunded Equity Commitments		$92,709	$—

As of December 31, 2024, the fund was not party to any subscription agreements to fund equity investment commitments.

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Fund’s asset coverage was 222% and 227%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the years ended December 31, 2025 and 2024 were approximately $846.9 million and $361.5 million, respectively, and approximately 6.42% and 7.19%, respectively. The Fund’s weighted average interest rate paid as of December 31, 2025 and 2024 was 6.18% and 6.59%, respectively.

The Fund’s outstanding borrowings as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$500,000,000	$434,070,855	$434,070,855	$—	$65,929,145
BSPV Facility	250,000,000	172,000,000	172,000,000	—	78,000,000
CSPV Facility	250,000,000	5,000,000	5,000,000	—	245,000,000
Total	$1,000,000,000	$611,070,855	$611,070,855	$—	$388,929,145

For the years ended December 31, 2025, 2024 and 2023 the components of interest expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$55,084,354	$26,093,746	$1,540,559
Facility unused fees	2,728,332	653,681	1,310,078
Amortization of deferred financing and debt issuance costs	3,304,849	1,426,189	753,732
Total Interest Expense	$61,117,535	$28,173,616	$3,604,369

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

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2025 and 2024, the Fund had borrowings of approximately CAD 9.7 million (USD $7.1 million) and CAD 10.2 million (USD $7.1 million), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the years ended December 31, 2025 and 2024, approximately $0.3 million and $0.2 million of change in unrealized appreciation and depreciation, respectively, resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation on the Fund’s consolidated statements of operations.

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

Unsecured Notes

2025 Senior Notes

On June 12, 2025, the Fund entered into a Master Note Purchase Agreement (the “2025 Note Purchase Agreement”) and authorized the issue and sale of $105 million aggregate principal amount of 6.15% Senior Notes (the “Series 2025A Notes”), due June 12, 2028 and $105 million aggregate principal amount of 6.5% Senior Notes (the “Series 2025B Notes”), due June 12, 2030 (collectively the “2025 Senior Notes”). The 2025 Senior Notes were rated BBB at issuance by an acceptable rating agency. The 2025 Senior Notes pay a fixed rate of interest per year, and were sold to qualified institutional investors in a private placement offering. The sale of the 2025 Senior Notes generated net proceeds of approximately $207.4 million, including debt issuance costs in connection with the transaction of $2.6 million.

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

The following is information about the Fund's senior securities as of December 31, 2025, 2024 and 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPMorgan Lending Facility
December 31, 2025	$307,052,567	$2,224	—	N/A
December 31, 2024	$434,070,855	$3,193	—	N/A
December 31, 2023	$105,848,459	$4,834	—	N/A
BSPV Facility
December 31, 2025	$300,000,000	$2,224	—	N/A
December 31, 2024	$172,000,000	$8,059	—	N/A
December 31, 2023	$—	$—	—	N/A
CSPV Facility
December 31, 2025	$225,000,000	$2,224	—	N/A
December 31, 2024	$5,000,000	$277,233	—	N/A
December 31, 2023	$—	$—	—	N/A
Series 2025A Notes
December 31, 2025	$105,000,000	$2,224	—	N/A
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
Series 2025B Notes
December 31, 2025	$105,000,000	$2,224	—	N/A
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A

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
(4)
Not applicable because the senior securities are not registered for public trading.

Maturities and sinking fund requirements on long-term debt as of December 31, 2025 are as follows:

For the year ending:
2026	$—
2027	—
2028	105,000,000
2029	—
2030	105,000,000
2031 and thereafter	—
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

The following table summarizes transactions in Common Shares during the year ended December 31, 2025:

	Year Ended December 31, 2025
	Shares	Amount
CLASS I
Subscriptions	19,618,249	$499,471,381
Distributions reinvested	2,250,270	57,231,949
Share repurchases	(1,191,225)	(30,119,697)
Early repurchase deduction	—	27,748
Net increase (decrease)	20,677,294	$526,611,381
CLASS S
Subscriptions	57,432	1,464,244
Distributions reinvested	2,881	73,154
Share repurchases	(1,053)	(26,416)
Early repurchase deduction	—	—
Net increase (decrease)	59,260	$1,510,982
CLASS D
Subscriptions	—	—
Distributions reinvested	46	1,180
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	46	$1,180
Total net increase (decrease)	20,736,600	$528,123,543

The following table summarizes transactions in Common Shares during the year ended December 31, 2024:

	Year Ended December 31, 2024
	Shares	Amount
CLASS I
Subscriptions	13,643,023	$352,463,949
Distributions reinvested	1,265,054	32,675,897
Share repurchases	(581,036)	(14,990,368)
Early repurchase deduction	—	20,901
Net increase (decrease)	14,327,041	$370,170,379
CLASS S
Subscriptions	45,598	1,178,102
Distributions reinvested	475	12,280
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	46,073	$1,190,382
CLASS D
Subscriptions	—	—
Distributions reinvested	40	1,051
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	40	$1,051
Total net increase (decrease)	14,373,154	$371,361,812

The following table summarizes transactions in Common Shares during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Shares	Amount
CLASS I
Subscriptions	15,375,004	$388,786,937
Distributions reinvested	363,349	9,243,679
Share repurchases	(14,828)	(377,464)
Early repurchase deduction	—	7,367
Net increase (decrease)	15,723,525	$397,660,519
CLASS S
Subscriptions	391	10,000
Distributions reinvested	4	77
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,077
CLASS D
Subscriptions	391	10,000
Distributions reinvested	4	82
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	395	$10,082
Total net increase (decrease)	15,724,315	$397,680,678

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the years ended December 31, 2025, 2024 and 2023:

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54
April 30, 2025	25.27	25.25	25.27
May 31, 2025	25.43	25.41	25.43
June 30, 2025	25.41	25.39	25.41
July 31, 2025	25.37	25.34	25.36
August 31, 2025	25.38	25.36	25.38
September 30, 2025	25.27	25.24	25.27
October 31, 2025	25.23	25.21	25.23
November 30, 2025	25.07	25.05	25.07
December 31, 2025	25.10	25.07	25.10

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.82	$25.82	$25.82
February 29, 2024	25.92	25.92	25.92
March 31, 2024	25.78	25.78	25.78
April 30, 2024	25.84	25.84	25.84
May 31, 2024	25.89	25.89	25.89
June 30, 2024	25.85	25.85	25.85
July 31, 2024	25.80	25.80	25.80
August 31, 2024	25.72	25.72	25.72
September 30, 2024	25.75	25.75	25.75
October 31, 2024	25.84	25.84	25.84
November 30, 2024	25.93	25.93	25.93
December 31, 2024	25.75	25.75	25.75

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2023	$—	$—	$—
February 28, 2023	—	—	—
March 31, 2023	25.31	—	—
April 30, 2023	25.27	—	—
May 31, 2023	25.24	—	—
June 30, 2023	25.32	—	—
July 31, 2023	25.32	—	—
August 31, 2023	25.40	—	—
September 30, 2023	25.52	—	—
October 31, 2023	25.54	—	—
November 30, 2023	25.56	25.56	25.56
December 31, 2023	25.81	25.81	25.81

Prior to the Fund breaking escrow, which occurred on March 13, 2023, the per share purchase price for Common Shares of beneficial interest was $25.00 per share.

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the year ended December 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
July 30, 2025	July 31, 2025	August 22, 2025	0.2025	8,683,946
August 28, 2025	August 29, 2025	September 23, 2025	0.2025	9,002,048
September 29, 2025	September 30, 2025	October 22, 2025	0.1910	8,833,874
October 28, 2025	October 31, 2025	November 24, 2025	0.1910	9,224,185
November 26, 2025	November 28, 2025	December 22, 2025	0.1910	9,508,555
December 29, 2025	December 31, 2025	January 26, 2026	0.1910	9,773,952
			$2.4740	$103,045,726

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
July 30, 2025	July 31, 2025	August 22, 2025	0.1845	15,340
August 28, 2025	August 29, 2025	September 23, 2025	0.1845	18,546
September 29, 2025	September 30, 2025	October 22, 2025	0.1730	17,947
October 28, 2025	October 31, 2025	November 24, 2025	0.1731	18,342
November 26, 2025	November 28, 2025	December 22, 2025	0.1731	18,396
December 29, 2025	December 31, 2025	January 26, 2026	0.1733	18,505
			$2.2578	$190,469

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
July 30, 2025	July 31, 2025	August 22, 2025	0.1972	92
August 28, 2025	August 29, 2025	September 23, 2025	0.1972	92
September 29, 2025	September 30, 2025	October 22, 2025	0.1857	87
October 28, 2025	October 31, 2025	November 24, 2025	0.1857	88
November 26, 2025	November 28, 2025	December 22, 2025	0.1857	89
December 29, 2025	December 31, 2025	January 26, 2026	0.1858	89
			$2.4102	$1,111

The following tables summarize the Fund’s distributions declared and payable for the year ended December 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2175	$3,699,830
February 29, 2024	February 29, 2024	March 22, 2024	0.2175	3,913,427
March 29, 2024	March 31, 2024	April 22, 2024	0.2175	4,186,257
April 26, 2024	April 30, 2024	May 22, 2024	0.2175	4,465,411
May 29, 2024	May 31, 2024	June 25, 2024	0.2175	4,678,992
June 28, 2024	June 28, 2024	July 23, 2024	0.2175	4,992,714
July 29, 2024	July 31, 2024	August 23, 2024	0.2175	5,163,485
August 28, 2024	August 30, 2024	September 24, 2024	0.2175	5,410,773
September 30, 2024	September 30, 2024	October 22, 2024	0.2175	5,717,217
October 28, 2024	October 31, 2024	November 22, 2024	0.2175	5,954,447
November 27, 2024	November 29, 2024	December 23, 2024	0.2175	6,264,179
December 27, 2024	December 31, 2024	January 24, 2025	0.3695	11,183,941
			$2.7620	$65,630,673

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.1992	$80
February 29, 2024	February 29, 2024	March 22, 2024	0.1992	80
March 29, 2024	March 31, 2024	April 22, 2024	0.1991	80
April 26, 2024	April 30, 2024	May 22, 2024	0.1995	81
May 29, 2024	May 31, 2024	June 25, 2024	0.1989	82
June 28, 2024	June 28, 2024	July 23, 2024	0.1995	454
July 29, 2024	July 31, 2024	August 23, 2024	0.1989	1,199
August 28, 2024	August 30, 2024	September 24, 2024	0.1989	1,952
September 30, 2024	September 30, 2024	October 22, 2024	0.1996	1,967
October 28, 2024	October 31, 2024	November 22, 2024	0.1993	4,520
November 27, 2024	November 29, 2024	December 23, 2024	0.1992	6,965
December 27, 2024	December 31, 2024	January 24, 2025	0.3511	16,316
			$2.5424	$33,776

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2024	January 31, 2024	February 23, 2024	$0.2121	$84
February 29, 2024	February 29, 2024	March 22, 2024	0.2121	85
March 29, 2024	March 31, 2024	April 22, 2024	0.2121	86
April 26, 2024	April 30, 2024	May 22, 2024	0.2122	87
May 29, 2024	May 31, 2024	June 25, 2024	0.2120	87
June 28, 2024	June 28, 2024	July 23, 2024	0.2122	88
July 29, 2024	July 31, 2024	August 23, 2024	0.2120	89
August 28, 2024	August 30, 2024	September 24, 2024	0.2120	89
September 30, 2024	September 30, 2024	October 22, 2024	0.2122	90
October 28, 2024	October 31, 2024	November 22, 2024	0.2121	91
November 27, 2024	November 29, 2024	December 23, 2024	0.2121	91
December 27, 2024	December 31, 2024	January 24, 2025	0.3641	159
			$2.6972	$1,126

The following tables summarize the Fund’s distributions declared and payable for the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
April 26, 2023	April 28, 2023	May 18, 2023	$0.2000	$950,534
May 25, 2023	May 31, 2023	June 23, 2023	0.2050	1,223,097
June 27, 2023	June 30, 2023	July 25, 2023	0.2050	1,550,697
July 27, 2023	July 31, 2023	August 22, 2023	0.2050	1,844,444
August 28, 2023	August 31, 2023	September 25, 2023	0.2050	2,104,759
September 28, 2023	September 29, 2023	October 23, 2023	0.2150	2,511,949
October 27, 2023	October 31, 2023	November 22, 2023	0.2150	2,721,969
November 29, 2023	November 30, 2023	December 22, 2023	0.2150	3,056,588
December 29, 2023	December 29, 2023	January 24, 2024	0.2150	3,380,805
			$1.8800	$19,344,842

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.1969	$77
December 29, 2023	December 29, 2023	January 24, 2024	0.1969	78
			$0.3938	$155

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 29, 2023	November 30, 2023	December 22, 2023	$0.2097	$82
December 29, 2023	December 29, 2023	January 24, 2024	0.2097	83
			$0.4194	$165

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

Share Repurchase Program

At the discretion of the Board, the Fund commenced a share repurchase program during fiscal year 2023, in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter.

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

The following table summarizes the share repurchases completed during the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%
November 28, 2025	5%	$25.10	December 31, 2025	$11,184,753	446,086	0.97%

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

The Fund makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2025, 2024 and 2023, permanent differences were as follows:

	Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$(335,645)	$(190,055)	$926,689
Accumulated net realized gain (loss)	(74,906)	(533,410)	—
Paid In Capital	410,551	723,465	(926,689)

During the years ended December 31, 2025 and 2024, permanent differences were principally related to non-deductible expense, foreign currency transactions, partnerships, capital loss carried forward, blocker income and swaps. During the year ended December 31, 2023, permanent differences were principally related to non-deductible expense, non-deductible excise taxes, and blocker fee income.

The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$75,861,857	$63,611,116	$27,449,812
Net unrealized (appreciation) depreciation on investments	27,250,173	889,419	(6,944,914)
Non-deductible Capital Gains Incentive Fee	(822,417)	(45,761)	868,178
Realized losses for tax not recognized	1,443,375	10,484	—
Realized gain (loss) for book not included for tax	124,394	(219,039)	—
Blocker fee income for book not included in taxable income	9,835	(458,665)	(7,801)
Other non-deductible expenses and excise tax	—	—	66,312
Taxable/distributable income	$103,867,217	$63,787,554	$21,431,587

The components of accumulated gains (losses) as calculated on a tax basis for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Distributable ordinary income	$414,420	$208,381	$2,086,425
Capital loss carried forward	(1,443,375)	(10,484)	—
Net unrealized appreciation/(depreciation) on investments	(20,503,630)	6,055,518	6,944,914
Total accumulated under-distributed (over-distributed) earnings	$(21,532,585)	$6,253,415	$9,031,339

Capital loss carryforwards are only available to offset future capital gains of the Fund to the extent provided by regulations and may be limited. The capital loss carryforward information presented below, including any applicable limitation, is estimated as of fiscal year end and is subject to adjustment.

	Year Ended December 31,
	2025	2024	2023
Short-term	$(837,018)	$(10,484)	$—
Long-term	(606,357)	—	—
Total capital loss carried forward	$(1,443,375)	$(10,484)	$—

The cost and unrealized appreciation (depreciation) of the Fund’s investments, as calculated on a tax basis, at December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Gross unrealized appreciation	$20,901,198	$14,632,629
Gross unrealized depreciation	(41,277,760)	(8,747,934)
Net unrealized (appreciation) depreciation	$(20,376,562)	$5,884,695

Tax cost of investments	$2,314,263,435	$1,363,355,745

Of the distributions declared during the years ended December 31, 2025 and 2024, approximately $103.2 million and $65.7 million, respectively, were derived from ordinary income as determined on a tax basis.

The Fund designates $62.7 million of distributions paid in the year ended December 31, 2024 as qualifying to be taxed as interest-related dividends for nonresident alien shareholders.

The Fund designates $103.2 million of distributions paid during the year ended December 31, 2025 as qualifying to be taxed as section 163(j) interest dividends. The Fund designates $65.7 million of distributions paid during the year ended December 31, 2024 as qualifying to be taxed as section 163(j) interest dividends.

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

Note 11. Financial Highlights

The financial highlights for the years ended December 31, 2025, and 2024, and 2023 are as follows:

	Class I
	Year Ended December 31,
Per Share Data	2025	2024	2023
Net asset value, beginning of period	$25.75	$25.81	$25.00
Net investment income (loss) A	2.48	2.74	2.14
Net realized and change in unrealized gain (loss)	(0.66)	(0.04)	0.55
Net increase (decrease) in net assets resulting from operations	1.82	2.70	2.69
Distributions	(2.47)	(2.76)	(1.88)
Net asset value, end of period	$25.10	$25.75	$25.81
Total return B	7.39%	10.98%	11.13%
Ratios:
Net investment income (loss) to average net assets D	9.78%	10.61%	10.40%
Expenses to average net assets, before reductions C,D	9.22%	8.36%	6.54%
Expenses to average net assets, after reductions C,D,E	9.06%	8.18%	2.88%
Portfolio turnover rate F	23.90%	29.30%	0.48%
Supplemental Data:
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense C,D,E	3.30%	3.48%	1.05%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.74%	0.72%	0.69%

	Class S
	Year Ended December 31,
Per Share Data	2025	2024	2023
Net asset value, beginning of period	$25.75	$25.81	$25.54
Net investment income (loss) A	2.26	2.51	0.50
Net realized and change in unrealized gain (loss)	(0.68)	(0.03)	0.16
Net increase (decrease) in net assets resulting from operations	1.58	2.48	0.66
Distributions	(2.26)	(2.54)	(0.39)
Net asset value, end of period	$25.07	$25.75	$25.81
Total return B	6.40%	10.05%	2.61%
Ratios:
Net investment income (loss) to average net assets D	8.93%	9.76%	10.78%
Expenses to average net assets, before reductions C,D	10.08%	9.21%	5.27%
Expenses to average net assets, after reductions C,D,E	9.91%	9.03%	4.14%
Portfolio turnover rate F	23.90%	29.30%	0.48%
Supplemental Data:
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense C,D,E	4.15%	4.33%	2.20%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	1.60%	1.57%	1.53%

	Class D
	Year Ended December 31,
Per Share Data	2025	2024	2023
Net asset value, beginning of period	$25.75	$25.81	$25.54
Net investment income (loss) A	2.42	2.68	0.52
Net realized and change in unrealized gain (loss)	(0.66)	(0.04)	0.17
Net increase (decrease) in net assets resulting from operations	1.76	2.64	0.69
Distributions	(2.41)	(2.70)	(0.42)
Net asset value, end of period	$25.10	$25.75	$25.81
Total return B	7.12%	10.70%	2.71%
Ratios:
Net investment income (loss) to average net assets D	9.53%	10.36%	11.39%
Expenses to average net assets, before reductions C,D	9.47%	8.61%	4.66%
Expenses to average net assets, after reductions C,D,E	9.31%	8.43%	3.54%
Portfolio turnover rate F	23.90%	29.30%	0.48%
Supplemental Data:
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense C,D,E	3.55%	3.73%	1.59%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.99%	0.97%	0.93%

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

E. Reductions include expense support, management fees waived and income based incentive fees waived, as applicable.

F. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the average fair value of the portfolio securities, excluding short-term securities. Amount does not include the portfolio activity of any underlying mutual funds or ETFs, derivatives or securities that mature within one year from acquisition.

Note 12. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to December 31, 2025, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

The Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of the Fund’s internal control over financial reporting at December 31, 2025. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2025.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board

Our business and affairs are managed under the direction of the Fund’s Board of Trustees (the “Board”). The Trustees are experienced executives who meet periodically throughout the year to oversee the Fund’s activities, including, among other things, the oversight of its investment activities, the valuation of its assets, review of contractual arrangements with companies that provide services to the Fund, oversight of its financing arrangements and corporate governance activities. The Board consists of five members, four of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. The Fund refers to these individuals as “Independent Trustees”. The Board elects the Fund’s executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served
Interested Trustees
David B. Jones	1962	Chairman of the Board of Trustees	Since 2022
Independent Trustees
Jennifer M. Birmingham	1971	Trustee	Since 2022
Matthew J. Conti	1966	Trustee	Since 2022
Thomas F. Flannery	1959	Trustee	Since 2025
Tara C. Kenney	1960	Trustee	Since 2022

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

Thomas F. Flannery. Trustee. Mr. Flannery also serves as a Trustee of other Fidelity® funds. Prior to his retirement, Mr. Flannery was a Partner at Ernst & Young LLP (1995–2021) and served as Co-Leader, Americas Wealth and Asset Management (2014–2019), and Partner in the Financial Services Office (2006–2021). Previously, Mr. Flannery was a member of the Board of Trustees of Macquarie Asset Management ETF Trust (2023–2025), where he served as the Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee, and was a member of the Board of Directors of Computershare Trust Company, N.A. (2022–2025). Mr. Flannery previously served as a member of the Advisory Board of certain Fidelity® funds (2025).

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

Executive Officers Who are not Trustees

Heather Bonner. President and Treasurer. Ms. Bonner also serves as an officer of other funds. Ms. Bonner is a Senior Vice President (2022-present) and is an employee of Fidelity Investments (2022-present). Ms. Bonner serves as Senior Vice President, Vice President, Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity Investments, Ms. Bonner served as Managing Director at AQR Capital Management (2013-2022) and Treasurer and Principal Financial Officer of the AQR Funds (2013-2022).

Stephanie Caron. Chief Financial Officer. Ms. Caron also serves as Chief Financial Officer of other funds. Ms. Caron is Head of Fidelity Fund and Investment Operations (2024-present) and is an employee of Fidelity Investments. Ms. Caron serves as President, Executive Vice President or Director of certain Fidelity entities. Previously, Ms. Caron was Head of Investment Services for Strategic Advisers LLC (investment adviser firm, 2019-2024).

David Gaito. Vice President. Mr. Gaito also serves as Vice President of other funds. Mr. Gaito is Head of Direct Lending in the High Income and Alternatives division at Fidelity Investments and is an employee of Fidelity Investments (2021-present). Mr. Gaito serves as Chief Executive Officer, President, Vice President, Assistant Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity Investments, Mr. Gaito held several senior roles at PNC Corporate and Institutional Banking (1999-2021). He was most recently an executive vice president and division executive for PNC’s middle market senior secured lending platform (2019-2021).

Robert Gannon. Vice President. Mr. Gannon also serves as Vice President of other funds. Mr. Gannon is Head of Portfolio Optimization, Direct Lending in the High Income and Alternative division at Fidelity Investments (2025 - present) and is an employee of Fidelity Investments. Previously, Mr. Gannon was Head of Credit Alternatives Investment Services, including Fidelity Agency Services in the High Income and Alternatives division at Fidelity Investments (2021-2025). Mr. Gannon serves as Vice President or Assistant Treasurer of certain Fidelity entities. (2022-present).

Hadi Husain. Vice President. Mr. Husain also serves as Vice President of other funds. Mr. Husain is Head of Credit Alternatives Financing in the High Income and Alternatives division at Fidelity Investments (2024-present) and is an employee of Fidelity Investments. Mr. Husain serves as Vice President of Fidelity Unlevered Private Credit Fund GP, LLC. Prior to joining Fidelity Investments, Mr. Husain was Chief Financial Officer at Above Lending (2023-2024) and Head of Liability Management at Kohlberg Kravis Roberts & Co LLP (2018-2023).

Therese Icuss. Vice President. Ms. Icuss also serves as Vice President of other funds. Ms. Icuss is Managing Director of underwriting and credit in the High Income and Alternatives division at Fidelity Investments (2021-present) and is an employee of Fidelity Investments (2021-present). Ms. Icuss serves as Vice President, Treasurer, Assistant Treasurer or Director of certain Fidelity entities. Prior to joining Fidelity Investments, Ms. Icuss was co-head of underwriting (2019-2021) and Director (2018-2019) at Twin Brook Capital Partners.

Harley Lank. Vice President. Mr. Lank also serves as Vice President of other funds. Mr. Lank is Head of Fidelity Investments’ High Income and Alternatives division (2019-present), is an employee of Fidelity Investments, and a portfolio manager of certain Fidelity® funds and other privately offered funds. Mr. Lank serves as Chief Executive Officer, President, Manager or Director of certain Fidelity entities. Previously, Mr. Lank managed various Fidelity® funds and products.

Nicole Macarchuk. Chief Legal Officer and Secretary. Ms. Macarchuk also serves as an officer of other funds and as CLO, Secretary, or Senior Vice President of certain Fidelity entities. Ms. Macarchuk is a Senior Vice President, Deputy General Counsel, Head of Asset Management Legal (2024-present) and is an employee of Fidelity Investments (2024-present). Prior to joining Fidelity, Ms. Macarchuk was a Partner at Dechert LLP (law firm, 2022-2024), where she focused her corporate practice on financial services and asset management industry. Prior to joining Dechert LLP, Ms. Macarchuk was Managing Director, Chief Operating Officer and General Counsel for Angel Island Capital, LLC (2019-2022).

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

Christopher Quinlan. Vice President. Mr. Quinlan also serves as Vice President of other funds. Mr. Quinlan is Head of Investment Services for the High Income and Alternatives division at Fidelity Investments (2019-present) and is an employee of Fidelity Investments. Mr. Quinlan serves as Chief Operating Officer, Assistant Treasurer or Director of certain Fidelity entities. Mr. Quinlan has held a variety of senior roles since he began his career in 1985.

Jeffrey Scott. Vice President. Mr. Scott also serves as Vice President of other funds. Mr. Scott is Managing Director of originations in the High Income and Alternatives division at Fidelity Investments (2021-present) and is an employee of Fidelity Investments (2021-present). Mr. Scott serves as Vice President of Fidelity Unlevered Private Credit Fund GP, LLC. Prior to joining Fidelity Investments, Mr. Scott was a Managing Director at Madison Capital Funding (now Apogem Capital) (2013-2021).

Non-Executive Officers Who are not Trustees

Joseph Benedetti. Assistant Secretary. Mr. Benedetti also serves as Assistant Secretary of other funds. Mr. Benedetti is a Senior Vice President, Deputy General Counsel (2020-present) and is an employee of Fidelity Investments (2020-present). Mr. Benedetti serves as Assistant Secretary of Fidelity Diversifying Solutions LLC (investment adviser firm, 2022-present), Secretary and Assistant Secretary of certain other Fidelity entities. Previously, Mr. Benedetti was Secretary of Fidelity Diversifying Solutions LLC (2021-2022). Prior to joining Fidelity, Mr. Benedetti was Assistant General Counsel at Invesco (investment adviser firm, 2019-2020).

Craig S. Brown. Assistant Treasurer. Mr. Brown also serves as an officer of other funds. Mr. Brown is a Vice President (2015-present) and is an employee of Fidelity Investments. Mr. Brown serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Brown served as Assistant Treasurer of certain Fidelity® funds (2019-2022).

Andrew Dabrowski. Assistant Vice President. Mr. Dabrowski also serves as Assistant Vice President of other funds. Mr. Dabrowski is a Director in Fidelity's High Income and Alternatives division (2022-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Mr. Dabrowski was a Vice President in the leveraged finance department at Barclay's Investment Bank (2017-2022).

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

Laura M. Del Prato. Assistant Treasurer. Ms. Del Prato also serves as an officer of other funds. Ms. Del Prato is a Senior Vice President (2017-present) and is an employee of Fidelity Investments. Ms. Del Prato serves as Senior Vice President, Vice President, Assistant Treasurer or Director of certain Fidelity entities. Previously, Ms. Del Prato served as President and Treasurer of The North Carolina Capital Management Trust: Cash Portfolio and Term Portfolio (2018-2020).

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

Christopher Maher. Assistant Treasurer. Mr. Maher also serves as an officer of other funds. Mr. Maher is a Senior Vice President (2023-present) and is an employee of Fidelity Investments. Mr. Maher serves as Assistant Treasurer of certain Fidelity entities. Previously, Mr. Maher served as Assistant Treasurer of certain funds (2013-2020).

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

James Wegmann. Assistant Treasurer. Mr. Wegmann also serves as an officer of other funds. Mr. Wegmann is a Vice President (2016-present) and is an employee of Fidelity Investments. Mr. Wegmann serves as Assistant Treasurer of FIMM, LLC (2021-present). Previously, Mr. Wegmann served as Assistant Treasurer of certain Fidelity® funds (2019-2021).

William Yoon. Assistant Vice President. Mr. Yoon also serves as Assistant Vice President of other funds. Mr. Yoon is a Director in Fidelity's High Income and Alternatives division (2022-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Mr. Yoon was Vice President of direct lending at Apogem Capital (2017-2022).

Christina Zervoudakis. Assistant Secretary. Ms. Zervoudakis also serves as Assistant Secretary of other funds. Ms. Zervoudakis is a Vice President and Assistant General Counsel of FMR LLC (diversified financial services company, 2021-present) and is an employee of Fidelity Investments. Prior to joining Fidelity, Ms. Zervoudakis was Assistant General Counsel at Invesco (investment adviser firm, 2019-2021).

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

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging the Fund’s independent accountants, reviewing the plans, scope and results of audit engagements with its independent accountants, approving professional services provided by its independent accountants (including compensation therefore), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The Audit Committee is presently composed of four persons including Jennifer Birmingham, Matthew Conti, Thomas Flannery, and Tara Kenney, all of whom are considered independent for purposes of the 1940 Act. Jennifer Birmingham serves as the chair of the Audit Committee. The Board has determined that Jennifer Birmingham qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-X of the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it is available on the Fund’s website at fidcredit.com.

Board Leadership Structure

Our business and affairs are managed under the direction of the Board. Among other things, the Board sets broad policies for the Fund, approves the appointment of the Fund’s investment adviser, administrator and officers, and has oversight of the valuation process used to establish the Fund’s NAV. The role of the Board, and of any individual Trustee, is one of oversight and not of management of the Fund’s day-to-day affairs.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Fund’s executive officers and trustees, and any persons holding more than 10% of the Fund’s shares, are required to report their beneficial ownership and any changes therein to the SEC. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based on the Fund’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Fund’s executive officers and trustees, the Fund believes that during the fiscal year ended December 31, 2025, all section 16(a) filing requirements applicable to such persons were timely filed.

Dollar Range of Equity Securities Beneficially Owned by Trustees

The following table sets forth the dollar range of the Fund’s equity securities as of December 31, 2025:

Name and Address	Dollar Range of Equity Securities in the Fund (1)(2)(3)	Dollar Range of Equity Securities in the Fund Complex (1)(3)(4)
Interested Trustees
David B. Jones	over $100,000	over $100,000
Independent Trustees
Jennifer M. Birmingham	None	None
Matthew J. Conti	over $100,000	over $100,000
Thomas F. Flannery	None	None
Tara C. Kenney	None	None
(1)
Beneficial ownership has been determined in accordance with Rule 16-1(a)(2) of the Exchange Act.
(2)
Dollar ranges were determined using the number of shares that are beneficially owned as of December 31, 2025, multiplied by the Fund’s net asset value per share of $25.10.
(3)
The dollar range of equity securities beneficially owned are: none, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
(4)
The “Fund Complex” consists of the Fund, Fidelity Private Credit Company LLC, Fidelity Multi-Strategy Credit Fund, Fidelity Risk Parity Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, Fidelity SAI Alternative Risk Premia Currency Strategy Fund, Fidelity Equity Market Neutral Fund, Fidelity Hedged Equity Fund, Fidelity Hedged Equity ETF, Fidelity Dynamic Buffered Equity ETF, Fidelity Yield Enhanced Equity ETF, VIP Hedged Equity Portfolio, Fidelity SAI Merger Arbitrage Fund, Fidelity SAI Managed Futures Fund, and Fidelity Managed Futures ETF.

Item 11. Executive Compensation.

Executive Compensation

None of the Fund’s officers will receive direct compensation from the Fund.

Compensation of Trustees

The Fund’s Trustees who do not also serve in an executive officer capacity for the Fund or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chairperson. These Trustees are Jennifer Birmingham, Matthew Conti, Thomas Flannery, and Tara Kenney. The below table sets forth compensation received by each Trustee from the Fund Complex for the year ended December 31, 2025:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Committee Retainer Fee	Audit
$290,000	$15,000	$35,000

The Fund also reimburses each of the Trustees for all reasonable and authorized business expenses in accordance with the Fund’s policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The Fund will not pay compensation to the Fund’s Trustees who also serve in an executive officer capacity for the Fund or the Adviser.

Name	Total Compensation earned from the Fund for the year ended December 31, 2025 (3)	Total Compensation earned from the Fund Complex for the year ended December 31, 2025 (4)
Interested Trustees
David B. Jones(1)	$—	$—
Independent Trustees
Jennifer M. Birmingham(2)	$90,914	$325,000
Matthew J. Conti	$85,319	$305,000
Thomas F. Flannery(5)	$19,115	$74,160
Tara C. Kenney	$85,319	$305,000
(1)
David B. Jones is an interested trustee and, as such, does not receive compensation from the Fund or the Fund Complex for his services as trustee.
(2)
Includes compensation as Chairperson of the Audit Committee.
(3)
The Fund does not have a profit-sharing plan and trustees do not receive any pension or retirement benefits from the Fund.
(4)
The “Fund Complex” consists of the Fund, Fidelity Private Credit Company LLC, Fidelity Multi-Strategy Credit Fund, Fidelity Risk Parity Fund, Fidelity SAI Convertible Arbitrage Fund, Fidelity SAI Alternative Risk Premia Commodity Strategy Fund, Fidelity SAI Alternative Risk Premia Currency Strategy Fund, Fidelity Equity Market Neutral Fund, Fidelity Hedged Equity Fund, Fidelity Hedged Equity ETF, Fidelity Dynamic Buffered Equity ETF, Fidelity Yield Enhanced Equity ETF, VIP Hedged Equity Portfolio, Fidelity SAI Merger Arbitrage Fund, Fidelity SAI Managed Futures Fund, and Fidelity Managed Futures ETF.
(5)
Thomas F. Flannery was appointed to the Board and as a member of the Board’s Audit Committee, effective on December 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2026, information with respect to the beneficial ownership of the Fund’s Common Shares at the time of the satisfaction of the minimum offering requirement by:

•
each person known to the Fund to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of the Trustees and each executive officers; and
•
all of the Trustees and executive officers as a group.

Percentage of beneficial ownership is based on 53,671,891 shares outstanding as of March 18, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Common Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Trustees
David B. Jones	6,000	*
Independent Trustees (1)
Jennifer M. Birmingham	—	—
Matthew J. Conti	47,395	*
Thomas F. Flannery	—	—
Tara C. Kenney	—	—
Executive Officers who are not Trustees (1)
Heather Bonner	—	—
Stephanie Caron	—	—
David Gaito	34,298	*
Robert Gannon	2,103	*
Therese Icuss	23,898	*
Nicole Macarchuk	—	—
Ksenia Portnoy	—	—
Hadi Husain	—	—
Christopher Quinlan	15,873	*
Jeffrey Scott	19,885	*
Harley Lank	88,690	*
Other
FMR Capital Inc. (2)	2,049	*
FMR LLC (2)	1,439,519	2.68%

* Less than 1%

(1)
The address for all of the Fund’s officers and Trustees is Fidelity Private Credit Fund, c/o Fidelity Investments, 245 Summer Street, Boston, Massachusetts 02210.
(2)
The address for FMR Capital, Inc. and FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advisory Agreement; Administration Agreement; Expense Limitation Agreement

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

The Fund has entered into an Expense Limitation Agreement with the Adviser, effective as of May 1, 2025. Pursuant to the Expense Limitation Agreement, the Adviser is obligated to pay on a monthly basis Expense Payment such that Other Operating Expenses of the Fund do not exceed 0.70% (on an annualized basis) of the Fund’s average net assets. For additional information, see “Item 8. Consolidated Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements. Note 3. Related Party Agreements and Transactions.”

For the year ended December 31, 2025, the Fund accrued approximately $13.4 million of base management fees.

For the year ended December 31, 2025, the Fund accrued approximately $14.7 million of income based incentive fees.

For the year ended year ended December 31, 2025, the Fund accrued ($0.8) million of capital gains incentive fees.

For the year ended year ended December 31, 2025, the Fund accrued approximately $3.5 million of administration fees.

For the year ended December 31, 2025, the Fund reimbursed $0.01 million of expenses advanced by the Adviser.

As of December 31, 2025, the amount of expense support provided by the Adviser since inception was approximately $6.3 million. The following table reflects the expense support that may be subject to reimbursement pursuant to the Expense Limitation Agreement:

For the three months ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration
September 30, 2022	$497,933	$—	$—	*
December 31, 2022	349,999	—	—	*
March 31, 2023	677,518	—	—	*
June 30, 2023	694,335	—	—	*
September 30, 2023	651,125	—	—	*
December 31, 2023	521,434	—	—	*
March 31, 2024	454,648	—	—	*
June 30, 2024	136,913	—	—	*
September 30, 2024	213,374	—	—	*
December 31, 2024	291,370	—	—	*
March 31, 2025	863,092	—	—	*
June 30, 2025	701,601	—	—	*
September 30, 2025	46,827	—	—	*
December 31, 2025	164,552	—	—	*
Total	$6,264,721	$—	$—

* Unreimbursed expense support incurred for these periods have been waived and are not eligible for reimbursement.

Co-Investment Relief

The Fund and the Adviser have received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Fund may determine to participate or not to participate in the co-investment opportunities presented to it, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to the Fund and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures. If the Adviser determines that such investment is not appropriate for the Fund, the investment will not be allocated to the Fund.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP (PCAOB ID No. 34) to the Fund for the years ended December 31, 2025 and 2024 were $0.4 million and $0.3 million, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Fund’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by Deloitte & Touche LLP to the Fund for the years ended December 31, 2025 and 2024 were $0.04 million and $0.02 million, respectively.

Audit-related fees are for any services rendered to the Fund that are reasonably related to the performance of the audits or reviews of the Fund’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Audit-related fees of $0.1 million and $0.1 million were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Tax Fees

Tax fees of $0.02 million and $0.02 million were billed by Deloitte & Touche LLP for services rendered to the Fund for professional tax services for the years ended December 31, 2025 and 2024, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Fund’s tax returns.

Tax fees of approximately $0.1 million and $0.1 million were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No other fees were billed by Deloitte & Touche LLP for products and services provided to the Fund for the years ended December 31, 2025 and 2024.

Other fees of $2.0 million and $2.9 million were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Fund, for engagements directly related to the Fund’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

Non-audit fees of approximately $2.4 million and $3.3 million were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Fund’s operations or financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see the Index to Consolidated Financial Statements on page 97 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description

3.1	Declaration of Trust of the Registrant.(5)

3.2	Fourth Amended and Restated Declaration of Trust of the Registrant.(5)

3.3	Third Amended and Restated Bylaws of the Registrant.(5)

4.1	Description of Securities.*

10.1	Second Amended and Restated Investment Advisory Agreement.(4)

10.2	Amended and Restated Administration Agreement.(5)

10.3	Managing Dealer Agreement.(5)

10.4	Form of Selected Intermediary Agreement.(1)

10.5	Amended and Restated Distribution Reinvestment Plan.(6)

10.6	Distribution and Service Plan Class S and Class D Shares.(5)

10.7	Distribution and Service Plan Class I Shares.(5)

10.8	Custodian Agreement, between State Street Bank and Trust Company and Fidelity Private Credit Fund.(3)

10.9	Multiple Class of Shares Plan.(5)

10.10	Expense Support and Conditional Reimbursement Agreement.(5)

10.11	Amendment to the Expense Support and Conditional Reimbursement Agreement.(5)

10.12	Amended and Restated Expense Limitation Agreement.(14)

10.13	Form of Subscription Agreement.(FI)*

10.14	Form of Subscription Agreement.(PI)*

10.15	Subscription Agreement for Seed Capital.(2)

10.16

Senior Secured Revolving Credit Agreement, dated as of March 17, 2023, by and among Fidelity Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as lead arrangers and bookrunners.(1)(19)

10.17	Amendment No. 1 to the Senior Secured Revolving Credit Agreement.(8)(18)

10.18

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 10, 2025, by and among Fidelity Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.(13)(18)

10.19	Waiver of Recoupment Letter.(7)

10.20

Revolving Credit and Security Agreement, dated as of May 2, 2024, among Fidelity Private Credit Fund BSPV LLC, as borrower, the lenders from time to time parties hereto, BNP Paribas, as administrative agent, Fidelity Private Credit Fund, as equityholder, Fidelity Private Credit Fund, as investment advisor, Virtus Group, LP, as collateral administrator, and State Street Bank and Trust Company, as collateral agent.(9)(18)

10.21

Commitment Increase Agreement, dated as of June 13, 2024, by and among Fidelity Private Credit Fund, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(10)(18)

10.22

Commitment Increase Agreement, dated as of July 2, 2025, by and among Fidelity Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.(16)

Exhibit Number	Description
10.23

Amendment No. 1 to Credit and Security Agreement, dated as of January 7, 2026, among Fidelity Private Credit Fund CSPV LLC, as borrower, Fidelity Private Credit Fund, as equityholder and collateral manager, Citibank, N.A., as administrative agent, the lenders party thereto, State Street Bank and Trust Company, as collateral agent and as custodian, and Virtus Group, LP, as collateral administrator.(17)(18)

10.24

First Amendment to the Revolving Credit and Security Agreement, dated as of February 21, 2025, by and among Fidelity Private Credit Fund BSPV LLC, as borrower, the lenders party thereto and BNP Paribas, as administrative agent.(12)(18)

10.25	Master Note Purchase Agreement, dated as of June 12, 2025, by and among Fidelity Private Credit Fund and the Purchasers party thereto.(15)

14.1	Code of Ethics of the Fund and the Adviser.*

14.2	Fidelity® Funds’ Code of Ethics for President, Treasurer and Principal Accounting Officer.(8)

19.1	Insider Trading Policy (included in the Code of Ethics of the Fund and the Adviser).*

21.1	Subsidiaries.*

24.1	Power of Attorney.*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(11)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01571), filed on December 17, 2024.
(12)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, (File No. 814-01571), filed on February 27, 2025.
(13)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, (File No. 814-01571), filed on April 16, 2025.
(14)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, (File No. 814-01571), filed on April 21, 2025.
(15)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, (File No. 814-01571), filed on June 13, 2025.
(16)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, (File No. 814-01571), filed on July 7, 2025.
(17)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K, (File No. 814-01571), filed on January 12, 2026.
(18)
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

FIDELITY PRIVATE CREDIT FUND

Date: March 23, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Heather Bonner
Heather Bonner	President and Treasurer (Principal Executive Officer)	Date: March 23, 2026
/s/ Stephanie Caron
Stephanie Caron	Chief Financial Officer (Principal Financial Officer)	Date: March 23, 2026
/s/ David B. Jones
David B. Jones*	Trustee and Chairman of the Board	Date: March 23, 2026
/s/ Jennifer M. Birmingham
Jennifer M. Birmingham*	Trustee	Date: March 23, 2026
/s/ Matthew J. Conti
Matthew J. Conti*	Trustee	Date: March 23, 2026
/s/ Tara C. Kenney
Tara C. Kenney*	Trustee	Date: March 23, 2026
/s/ Thomas F. Flannery
Thomas F. Flannery*	Trustee	Date: March 23, 2026

*By:	/s/ Heather Bonner
As Agent or Attorney-in-Fact

The original power of attorney authorizing Heather Bonner to execute the Annual Report, and any amendments thereto, for the trustees of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.

1.9909887.103

BDC-10K-0326