Form 10-Q
period 2026-03-31
Fidelity Private Credit Fund
filed 2026-05-08
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 4, 2026 was 54,113,735, 112,816 and 496 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the U.S. Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $2,329,512,102 and $2,135,060,196 as of March 31, 2026 and December 31, 2025, respectively)	$2,308,138,298	$2,114,508,287
Non-controlled / affiliate investments (amortized cost $184,021,376 and $179,607,284 as of March 31, 2026 and December 31, 2025, respectively)	179,450,525	178,106,038
Cash	19,127,758	21,649,234
Foreign cash (cost $98,463 and $97,015 as of March 31, 2026 and December 31, 2025, respectively)	96,793	98,584
Segregated cash with brokers for derivative instruments	3,912,237	4,224,283
Receivable for daily variation margin on centrally cleared swaps	104,843	—
Deferred financing costs	13,027,476	13,367,865
Receivables from sales and paydowns of investments	7,273,902	5,279,722
Interest receivable	23,924,059	20,508,755
Dividend receivable	1,136,749	1,279,780
Prepaid expenses and other assets	205,875	158,101
Total Assets	$2,556,398,515	$2,359,180,649
Liabilities
Debt (net of unamortized debt issuance costs $2,073,556 and $2,230,742 as of March 31, 2026 and December 31, 2025, respectively)	1,152,791,515	1,039,821,825
Payable for daily variation margin on centrally cleared swaps	—	280,714
Payable for purchases of investments	2,531,250	2,806,491
Payable for capital shares repurchased	35,562,995	11,184,753
Distributions payable	10,470,758	9,792,546
Interest payable	15,251,001	12,483,222
Deferred revenue	—	37,777
Management fee payable	1,434,537	1,339,310
Income based incentive fee payable	4,328,557	4,307,716
Due to affiliates, net	544,463	489,577
Other accounts payable and accrued liabilities	815,641	793,943
Total Liabilities	$1,223,730,717	$1,083,337,874
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 53,406,053 and 50,834,149 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	534,061	508,341
Paid-in-capital in excess of par value	1,361,678,550	1,296,867,019
Total distributable earnings (loss)	(29,544,813)	(21,532,585)
Total Net Assets	$1,332,667,798	$1,275,842,775
Total Liabilities and Net Assets	$2,556,398,515	$2,359,180,649

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	March 31, 2026	December 31, 2025
	(unaudited)
Class I Shares
Net assets	$1,329,851,352	$1,273,179,684
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	53,293,075	50,727,940
Net asset value per share	$24.95	$25.10

Class S Shares
Net assets	$2,804,157	$2,651,001
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	112,485	105,728
Net asset value per share	$24.93	$25.07

Class D Shares
Net assets	$12,289	$12,090
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	493	481
Net asset value per share⁽¹⁾	$24.95	$25.10
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
From non-controlled / non-affiliate investments
Interest income	$54,000,126	$39,424,416
Dividend income	239,057	223,978
Other income	1,254,563	836,176
From non-controlled / affiliate investments
Dividend income	3,297,022	846,839
Total Investment Income	58,790,768	41,331,409
Expenses
Interest expense	17,509,965	11,743,602
Management fees	4,211,943	2,747,486
Income based incentive fees	4,328,557	3,160,484
Capital gains incentive fees	—	(822,417)
Distribution and shareholder servicing fees
Class S	5,844	3,498
Class D	8	7
Administration fees	1,088,152	709,442
Board of Trustees’ fees	99,836	82,677
Professional fees	466,295	502,636
Registration fees	8,810	459,300
Other general and administrative expenses	757,387	671,564
Total Expenses Before Reductions	28,476,797	19,258,279
Expense support	—	(863,092)
Net Expenses	28,476,797	18,395,187
Net Investment Income (Loss) Before Taxes	30,313,971	22,936,222
Net change in provision (benefit) for income and excise taxes	1,181	(6,078)
Net Investment Income (Loss) After Taxes	30,312,790	22,942,300
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(2,155,557)	(310,141)
Net realized gain (loss) on non-controlled / affiliate investments	—	272,998
Net realized gain (loss) on swaps	(18,741)	—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on foreign currency transactions	(351)	(1,420)
Net realized gain (loss)	(2,174,649)	(38,563)
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(821,895)	(7,145,875)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(3,069,605)	(1,102,472)
Net change in unrealized appreciation (depreciation) on swaps	(1,532,319)	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	91,269	9,158
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(76,763)	(93,682)
Net change in unrealized appreciation (depreciation)	(5,409,313)	(8,332,871)
Net Realized and Change in Unrealized Gains (Losses)	(7,583,962)	(8,371,434)
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,728,828	$14,570,866

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$30,312,790	$22,942,300
Net realized gain (loss)	(2,174,649)	(38,563)
Net change in unrealized appreciation (depreciation)	(5,409,313)	(8,332,871)
Net increase (decrease) in net assets resulting from operations	22,728,828	14,570,866
Distributions to Common Shareholders:
Class I	(30,683,840)	(22,219,332)
Class S	(56,943)	(38,183)
Class D	(273)	(283)
Net decrease in net assets resulting from distributions	(30,741,056)	(22,257,798)
Share Transactions:
Class I:
Proceeds from shares sold	84,148,866	136,018,243
Distributions reinvested	16,081,252	14,201,500
Repurchased shares, net of early repurchase deduction	(35,562,835)	(5,326,075)
Net increase (decrease) in net assets from share transactions	64,667,283	144,893,668
Class S:
Proceeds from shares sold	145,780	562,944
Distributions reinvested	23,917	15,553
Net increase (decrease) in net assets from share transactions	169,697	578,497
Class D:
Proceeds from shares sold	—	—
Distributions reinvested	271	347
Net increase (decrease) in net assets from share transactions	271	347
Total increase (decrease) in net assets	56,825,023	137,785,580
Net assets, beginning of period	1,275,842,775	775,094,681
Net Assets, End of Period	$1,332,667,798	$912,880,261

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$22,728,828	$14,570,866
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(261,554,029)	(473,138,292)
Proceeds from sales of investments and principal repayments	68,031,953	94,824,706
Net proceeds (payments) from sales (purchases) of short-term securities	(3,807,535)	(8,689,613)
Net realized (gain) loss on investments	2,155,557	37,143
Net realized (gain) loss on foreign currency transactions	351	1,420
Net change in unrealized (appreciation) depreciation on investments	3,891,500	8,248,347
Net change in unrealized (appreciation) depreciation on foreign currency translation	(91,269)	(9,158)
Payment-in-kind interest capitalized	(922,653)	(213,307)
Net accretion of discount and amortization of premium	(2,769,291)	(2,704,983)
Amortization of deferred financing and debt issuance costs	1,360,612	500,506
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	(1,994,180)	64,033
(Increase) decrease in receivable for daily variation margin on centrally cleared swaps	(104,843)	—
(Increase) decrease in interest receivable	(3,415,304)	(632,351)
(Increase) decrease in dividend receivable	143,031	(2,205)
(Increase) decrease in prepaid expenses and other assets	(47,774)	36,085
Increase (decrease) in payable for purchases of investments	(275,241)	14,454,306
Increase (decrease) in payable for daily variation margin on centrally cleared swaps	(280,714)	—
Increase (decrease) in deferred revenue	(37,777)	424,972
Increase (decrease) in interest payable	2,767,779	1,767,520
Increase (decrease) in income based incentive fee payable	20,841	354,628
Increase (decrease) in capital gains incentive fee payable	—	(822,417)
Increase (decrease) in management fee payable	95,227	145,004
Increase (decrease) in due to affiliates, net	54,886	(17,723)
Increase (decrease) in other accounts payable and accrued liabilities	21,698	(51,936)
Net Cash Provided by (Used in) Operating Activities	(174,028,347)	(350,852,449)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities:
Payment of deferred financing and debt issuance costs	(863,037)	(1,220,958)
Proceeds from issuance of Common Shares	84,294,646	136,581,187
Repurchased shares, net of early repurchase deduction paid	(11,184,593)	(5,590,585)
Capital distributions	(13,957,404)	(11,429,566)
Proceeds from borrowings	163,000,000	327,992,138
Repayment of borrowings	(50,173,402)	(101,000,000)
Net Cash Provided by (Used in) Financing Activities	171,116,210	345,332,216
Net increase (decrease) in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments	(2,912,137)	(5,520,233)
Effect of foreign currency exchange rates changes	76,824	7,738
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, beginning of the period	25,972,101	18,338,229
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, End of the Period	$23,136,788	$12,825,734
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$16,105,440	$14,217,400
Reinvestment of distributions	$(16,105,440)	$(14,217,400)
Non-cash purchases of payment-in-kind securities	$922,653	$213,307
Non-cash interest income from payment-in-kind securities	$(922,653)	$(213,307)
Cash paid for state and federal taxes	$—	$131,700
Cash paid for interest expense	$13,381,574	$9,475,576
The amounts included in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments include the following:
Cash	$19,127,758	$12,653,968
Foreign cash	96,793	171,766
Segregated cash with brokers for derivative instruments	3,912,237	—
Total Cash, Foreign cash, and Segregated cash with brokers for derivative instruments shown in the consolidated statements of cash flows	$23,136,788	$12,825,734

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.20%	4/26/2029	7,408,002	$7,305,249	$7,230,210
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.19%	4/26/2029	572,401	546,446	523,338
MMGY Global LLC (i)(l)(r)	Term Loan	SOFR + 5.50%	9.20%	4/26/2029	2,955,267	2,920,098	2,884,340
Penn Quarter Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	8/25/2031	6,892,127	6,813,006	6,892,127
Penn Quarter Partners, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/25/2031	-	(29,398)	-
Penn Quarter Partners, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/25/2031	-	(29,312)	-
						17,526,089	17,530,015	1.32%
Aerospace & Defense
Aeron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.95%	1/2/2032	8,056,154	7,960,964	8,056,154
Aeron Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/2/2032	-	(64,254)	-
Aeron Buyer, LLC (f)(i)(l)	Revolving Credit Facility	Prime + 4.25%	11.00%	1/2/2032	358,949	294,482	358,949
Keel Platform LLC (f)(j)(l)(m)	Delayed Draw Term Loan	Prime + 3.75%	10.50%	1/19/2031	335,704	308,876	334,361
Keel Platform LLC (j)(l)(m)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	1/19/2031	14,601,364	14,429,927	14,542,959
Kinetic Engines Systems Inc (i)(l)(r)	Term Loan	SOFR + 4.75%	8.52%	5/3/2029	7,010,285	6,884,372	7,010,285
Kinetic Engines Systems Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.52%	5/3/2028	902,240	885,265	902,240
Kinetic Engines Systems Inc (i)(q)	Term Loan	SOFR + 4.75%	8.52%	5/3/2029	1,304,487	1,287,716	1,304,487
Prospect Mold & Die Company (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	3/30/2032	14,264,719	14,086,512	14,086,410
Prospect Mold & Die Company (f)(i)(l)	Revolving Credit Facility	Prime + 4.00%	10.75%	3/30/2032	541,000	501,587	501,552
Tex-Tech Industries Inc (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.41%	1/13/2031	21,017,061	20,845,996	21,017,061
Tex-Tech Industries Inc (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.41%	1/13/2031	2,830,581	2,797,613	2,830,581
Tex-Tech Industries Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.42%	1/13/2031	1,981,406	1,950,974	1,981,406
Tighitco Inc (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.67%	2/28/2030	35,650,294	35,207,396	35,507,692
Tighitco Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.68%	2/28/2030	3,601,040	3,547,953	3,583,035

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$110,925,379	$112,017,172	8.41%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(l)(m)	Term Loan	SOFR + 5.50%	9.17%	11/27/2030	3,067,919	3,030,354	3,040,308
Dynamic Connections, Ltd (i)(l)(m)(t)	Term Loan	CORRA + 5.50%	8.49%	11/27/2030	10,021,870	7,059,403	7,168,256
Dynamic Connections, Ltd (f)(i)(l)(m)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	11/27/2030	6,303,559	6,224,340	6,242,774
Dynamic Connections, Ltd (f)(i)(l)(m)	Revolving Credit Facility	SOFR + 5.50%	9.17%	11/27/2030	225,127	198,795	204,866
Dynamic Connections, Ltd (f)(i)(l)(m)	Delayed Draw Term Loan	-	-	11/27/2030	-	(71,635)	(107,157)
Pla Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.67%	11/22/2029	28,785,882	28,348,272	27,807,162
Pla Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.00%	10.67%	11/22/2029	1,910,303	1,856,977	1,786,588
R1 Holdings, LLC (i)(q)	Term Loan	SOFR + 6.75%	10.45%	12/29/2028	5,244,388	5,134,819	5,092,300
STG Distribution LLC (h)(l)(m)(y)	Term Loan	SOFR + 8.25% (7.25% PIK)	-	10/3/2029	1,684,734	1,605,935	1,684,734
STG Distribution LLC (h)(l)(m)(y)	Term Loan	SOFR + 7.50% (6.50% PIK)	-	10/3/2029	9,151,846	9,151,846	100,670
STG Distribution LLC (l)(m)	Term Loan	8.00% (8.00% PIK)	8.00%	7/13/2026	2,109,278	1,921,997	2,109,278
STG Distribution LLC (l)(m)	Term Loan	8.00% (8.00% PIK)	8.00%	7/13/2026	2,712,494	2,712,494	2,712,494
STG Distribution LLC (l)(m)	Term Loan	8.00% (8.00% PIK)	8.00%	7/13/2026	215,483	215,483	215,483
						67,389,080	58,057,756	4.37%
Application Software
ACP Avenu Midco LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.66%	10/2/2029	16,800,781	16,495,034	16,800,781
ACP Avenu Midco LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2029	-	(44,242)	-
ACP Avenu Midco LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	10/2/2029	9,218,289	9,067,751	9,218,289
ACP Avenu Midco LLC (i)(r)	Term Loan	SOFR + 5.00%	8.66%	10/2/2029	11,881,448	11,783,772	11,881,448
ACP Avenu Midco LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2029	-	(40,069)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.00%	8.66%	10/2/2029	4,450,191	4,411,461	4,450,191
ACP Falcon Buyer Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.16%	8/1/2029	20,746,025	20,344,838	20,746,025
ACP Falcon Buyer Inc (f)(i)(l)	Revolving Credit Facility	-	-	8/1/2029	-	(16,894)	-
Alegeus Technologies Holdings Corp (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.17%	11/5/2029	31,965,058	31,388,581	31,869,163

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Aptean Inc (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	1/30/2031	12,129,217	$12,049,856	$11,745,710
Aptean Inc (f)(j)(l)	Revolving Credit Facility	Prime + 3.75%	10.50%	1/30/2031	24,234	24,234	23,507
Aptean Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.42%	1/30/2031	169,640	169,640	164,551
Aptean Inc (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2031	-	(3,119)	(26,330)
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(q)	Term Loan	SOFR + 4.75%	8.42%	12/9/2029	5,061,160	4,924,995	5,030,794
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR + 4.75%	8.42%	12/9/2029	26,795,339	26,429,496	26,634,567
Cytracom LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.67%	6/28/2027	16,761,033	16,680,693	16,442,574
Cytracom LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/28/2027	-	(8,472)	(38,711)
Cytracom LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	7/1/2029	-	(32,846)	(63,220)
Modena Buyer LLC (g)(l)(m)	Term Loan	SOFR + 4.25%	7.92%	7/1/2031	4,942,450	4,859,808	4,422,109
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.68%	9/16/2028	5,016,209	4,923,258	5,016,209
Routeware, Inc (i)(l)(q)	Term Loan	SOFR + 5.25%	8.94%	9/18/2031	18,277,206	18,132,335	18,021,325
Routeware, Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	9/18/2031	1,990,910	1,948,480	1,904,583
Routeware, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.92%	9/18/2031	391,654	376,348	364,239
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR + 7.50% (0.25% PIK)	11.42%	4/5/2029	10,029,675	9,816,962	9,768,903
User Zoom Technologies, Inc. (i)	Term Loan	SOFR + 7.50%	11.15%	4/5/2029	805,412	790,514	784,472
VS Buyer LLC (g)(l)(m)	Term Loan	SOFR + 2.25%	5.92%	4/14/2031	1,994,987	1,945,938	1,945,113
						196,418,352	197,106,292	14.78%
Building Products
Tgnl Purchaser LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.17%	6/25/2031	31,564,468	31,212,275	31,564,468
Tgnl Purchaser LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/25/2031	-	(69,578)	-
Vp Deliver Parent, Inc (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	2/17/2031	9,645,236	9,528,572	9,524,671
Vp Deliver Parent, Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	2/17/2031	-	(7,846)	(8,038)
Vp Deliver Parent, Inc (f)(i)(l)	Revolving Credit Facility	-	-	2/17/2031	-	(16,814)	(17,224)
						40,646,609	41,063,877	3.08%
Construction & Engineering

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
BPCP Craftsman Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.20%	4/9/2030	11,952,813	$11,801,922	$11,558,370
BPCP Craftsman Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/9/2030	-	(96,386)	(404,967)
BPCP Craftsman Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/9/2030	-	(64,134)	(174,692)
						11,641,402	10,978,711	0.83%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.19%	6/29/2027	19,686,111	19,576,611	19,686,111
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	6/29/2027	9,973,354	9,904,293	9,873,621
						29,480,904	29,559,732	2.22%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	11/1/2030	16,865,317	16,698,025	16,797,855
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/1/2030	-	(27,290)	(11,386)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	11/1/2030	-	(45,343)	-
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	11/1/2030	19,525,138	19,321,000	19,447,037
Cub Financing Intermediate, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	6/28/2030	11,618,428	11,532,186	11,618,428
Cub Financing Intermediate, LLC (k)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	6/28/2030	5,400,361	5,354,211	5,400,361
						52,832,789	53,252,295	4.00%
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.25%	9.92%	9/19/2028	20,107,098	19,945,348	20,107,098
All-Lift Systems, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25%	9.92%	9/19/2028	488,907	462,241	488,907
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.60%	6/1/2027	14,605,547	14,461,422	13,364,075
American Trailer Rental Group, LLC (i)(q)	Term Loan	SOFR + 5.75%	9.60%	6/1/2027	4,881,063	4,838,773	4,466,172
CSC ServiceWorks East LLC (g)(k)(l)(m)	Term Loan	SOFR + 5.43%	9.10%	9/4/2030	814,691	776,867	829,290
CSC ServiceWorks East LLC (g)(k)(l)(m)	Term Loan	SOFR + 4.00%	7.93%	9/4/2030	4,912,797	4,216,492	3,844,264
Eversmith Brands Intermediate Holding Company (i)(l)(q)	Term Loan	SOFR + 5.00%	8.67%	6/17/2030	4,536,821	4,486,280	4,536,821
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/17/2030	2,812,906	2,775,465	2,812,906
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Revolving Credit Facility	-	-	6/17/2030	-	(9,497)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan	-	-	6/17/2030	-	$(14,362)	$-
Hy-Tek Opco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.20%	9/19/2028	26,764,439	26,548,756	26,657,381
Hy-Tek Opco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2028	-	(41,687)	(20,301)
Identiti Resources LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	11/1/2029	18,469,508	18,262,221	18,469,508
Identiti Resources LLC (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/1/2029	7,571,708	7,489,760	7,571,708
Identiti Resources LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/1/2029	-	(28,638)	-
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 4.75%	8.42%	11/1/2029	5,733,975	5,659,340	5,733,975
Kinetic Infrastructure Group, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	3/13/2030	32,346,939	32,027,625	32,023,469
Kinetic Infrastructure Group, Inc. (f)(i)(l)	Delayed Draw Term Loan	-	-	3/13/2030	-	(18,886)	(19,133)
Kinetic Infrastructure Group, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.17%	3/13/2030	701,531	663,757	663,265
National Power, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.17%	10/20/2029	14,077,086	13,972,091	13,978,547
National Power, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/20/2029	-	(31,179)	(30,351)
National Power, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/20/2029	-	(27,776)	(27,099)
Perimeter Solutions Group, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	10/2/2030	19,821,925	19,636,128	19,623,706
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	10/2/2030	8,581,460	8,486,915	8,488,669
Perimeter Solutions Group, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2030	-	(33,540)	(33,490)
Perimeter Solutions Group, LLC (i)(l)(r)	Term Loan	SOFR + 4.75%	8.45%	10/2/2030	4,657,592	4,603,405	4,611,016
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2030	-	(17,439)	(11,143)
						189,089,882	188,129,260	14.13%
Education Services
Professional Education Holdco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.17%	2/26/2032	22,320,106	22,047,481	22,041,105
Professional Education Holdco, LLC (i)(l)	Term Loan	16.00% (16.00% PIK)	16.00%	2/26/2032	4,975,820	4,877,321	4,876,303
Professional Education Holdco, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	2/26/2032	-	(109,244)	(111,067)
Professional Education Holdco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	2/26/2032	-	(34,971)	(35,542)
						26,780,587	26,770,799	2.01%
Electrical Components & Equipment

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Luminii LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.70%	3/21/2030	28,909,017	$28,548,507	$28,909,017
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	3/21/2030	7,117,750	7,003,133	7,117,750
Luminii LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/21/2030	-	(57,252)	-
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/21/2030	-	(15,866)	-
Warshaw Opco LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.70%	3/27/2030	23,188,756	22,895,396	21,333,655
Warshaw Opco LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.70%	3/27/2030	2,088,505	1,999,121	1,496,322
						60,373,039	58,856,744	4.40%
Electronic Components
Eds Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.20%	1/10/2029	8,221,932	8,117,742	8,221,932
Eds Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/10/2029	-	(9,153)	-
						8,108,589	8,221,932	0.62%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.94%	11/4/2030	22,815,905	22,544,380	22,815,905
Principal Lighting Group Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/4/2030	-	(37,700)	-
						22,506,680	22,815,905	1.71%
Environmental & Facilities Services
Dragonfly Pond Works (i)(l)	Term Loan	SOFR + 5.00%	8.70%	8/16/2031	6,590,518	6,508,778	6,590,518
Dragonfly Pond Works (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	8/16/2031	7,791,502	7,724,722	7,791,502
Dragonfly Pond Works (f)(i)(l)	Revolving Credit Facility	-	-	8/16/2031	-	(33,491)	-
Dragonfly Pond Works (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	8/16/2031	7,664,039	7,572,372	7,664,039
Dragonfly Pond Works (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	8/16/2031	1,763,089	1,698,076	1,763,089
Scp Mechanical Services Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	8/20/2031	11,858,419	11,720,504	10,767,444
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.42%	8/20/2031	340,515	311,770	105,560
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/20/2031	-	(67,271)	(1,021,969)
						35,435,460	33,660,183	2.52%
Fertilizers & Agricultural Chemicals

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.50%	8.20%	11/15/2030	2,476,183	$2,327,517	$2,366,092
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.75%	8.41%	11/15/2030	1,000,000	890,725	951,880
						3,218,242	3,317,972	0.25%
Food Retail
Heritage Grocers Group LLC (g)(j)(l)(m)	Term Loan	SOFR + 6.75%	10.55%	8/1/2029	4,818,399	4,742,605	3,677,546
						4,742,605	3,677,546	0.28%
Health Care Facilities
Infusion Services Management LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	7/6/2029	11,610,223	11,388,301	11,528,951
Infusion Services Management LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	7/6/2029	4,355,323	4,314,567	4,324,836
Infusion Services Management LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.69%	7/6/2029	6,806,902	6,717,064	6,759,210
Infusion Services Management LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.70%	7/6/2029	15,744,489	15,521,947	15,634,278
						37,941,879	38,247,275	2.87%
Health Care Services
Ab Centers Acquisition Corporation (j)(q)(r)	Term Loan	SOFR + 5.25%	8.92%	7/2/2031	19,316,762	19,098,838	19,123,594
Ab Centers Acquisition Corporation (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	7/2/2031	1,744,595	1,713,856	1,722,644
Ab Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility	-	-	7/2/2031	-	(20,062)	(17,783)
Ab Centers Acquisition Corporation (j)(l)(q)	Term Loan	SOFR + 5.25%	8.92%	7/2/2031	7,061,177	7,032,971	6,990,566
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.92%	7/2/2031	8,925,000	8,863,133	8,835,750
Align Enta Mso Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.43%	3/25/2032	20,098,701	19,898,373	19,897,714
Align Enta Mso Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/25/2032	-	(32,066)	(32,158)
Align Enta Mso Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/25/2032	-	(20,300)	(20,362)
Align Enta Mso Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/25/2032	-	(16,033)	(16,079)
Bebright Mso, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.45%	6/3/2030	9,172,683	9,105,556	9,172,683
Bebright Mso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.45%	6/3/2030	7,363,214	7,311,697	7,363,214
Bebright Mso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/3/2030	-	(24,258)	-
Bebright Mso, LLC (i)(r)	Term Loan	SOFR + 5.25%	8.95%	6/3/2030	1,413,472	1,401,029	1,402,165

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Bebright Mso, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	6/3/2030	-	$(55,936)	$(38,743)
Behavioral Framework LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.41%	11/20/2031	19,072,999	18,896,197	19,072,999
Behavioral Framework LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/20/2031	3,075,139	3,042,985	3,075,139
Behavioral Framework LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.40%	11/20/2031	681,668	656,030	681,668
Dpt Management, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.17%	12/18/2027	23,758,165	23,621,875	22,689,048
Dpt Management, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	12/18/2027	-	(31,857)	(250,614)
Dpt Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.17%	12/18/2027	2,528,412	2,509,300	2,378,044
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(q)(r)	Term Loan	SOFR + 5.00%	8.57%	1/3/2029	9,192,514	9,035,985	9,174,129
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(l)(q)	Term Loan	SOFR + 5.00%	8.64%	1/3/2029	10,529,371	10,405,113	10,508,312
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.74%	1/3/2029	6,626,364	6,531,044	6,613,103
Future Care Associates LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	9.02%	1/27/2029	16,956,530	16,750,174	16,956,530
Future Care Associates LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.02%	1/27/2029	14,737,500	14,557,410	14,737,500
HAH Group Holding Co LLC (g)(l)(m)	Term Loan	SOFR + 5.00%	8.67%	9/24/2031	4,937,500	4,855,775	4,199,344
Houseworks Holdings, LLC (i)(r)	Term Loan	SOFR + 5.50%	9.20%	12/15/2028	4,837,500	4,732,565	4,760,100
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.19%	12/15/2028	308,673	300,749	300,510
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	12/15/2028	2,984,694	2,932,493	2,936,939
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	12/15/2028	857,347	845,252	843,629
Lifecare Intermediate II, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.95%	5/20/2030	5,118,028	5,070,128	5,066,848
Lifecare Intermediate II, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	5/20/2030	341,202	323,397	322,393
Lifecare Intermediate II, LLC (i)(l)	Term Loan	SOFR + 5.25%	8.95%	5/20/2030	1,706,009	1,690,038	1,688,949
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	12/13/2030	15,457,597	15,250,592	15,303,021
NE Ortho Management Services, LLC (f)(i)(l)	Revolving Credit Facility	-	-	12/13/2030	-	(25,661)	(22,340)
NE Ortho Management Services, LLC (i)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	12/13/2030	12,433,705	12,281,713	12,309,368
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	12/13/2030	5,782,107	5,713,773	5,724,286
NE Ortho Management Services, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	12/13/2030	1,207,260	1,178,444	1,177,078
The Smilist Dso, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.70%	4/4/2029	16,836,776	16,586,232	16,836,776

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
The Smilist Dso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2029	-	$(12,653)	$-
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	4/4/2029	3,655,566	3,605,413	3,655,566
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	4/4/2029	4,551,893	4,489,128	4,551,893
The Smilist Dso, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	4/4/2029	8,820,309	8,749,361	8,746,841
Tiger Healthcare Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.70%	2/27/2030	5,702,014	5,634,627	5,388,403
Tiger Healthcare Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.70%	2/27/2030	11,041,477	10,863,865	10,434,196
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.70%	2/27/2030	500,000	485,223	445,000
Together Womens Health, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.20%	8/26/2031	13,268,119	13,113,221	13,268,119
Together Womens Health, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.20%	8/26/2031	1,697,085	1,615,335	1,697,085
Together Womens Health, LLC (f)(j)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(26,264)	-
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.02%	12/12/2028	5,432,513	5,351,914	5,432,513
VIP Medical US Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.02%	12/12/2028	12,069,750	11,942,345	12,069,750
VIP Medical US Buyer, LLC (i)(l)(r)	Term Loan	SOFR + 5.25%	9.02%	12/12/2028	10,296,000	10,217,838	10,296,000
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.02%	12/12/2028	6,982,500	6,919,775	6,982,500
						334,915,672	334,433,830	25.08%
Health Care Supplies
C2dx, Inc (i)(l)(q)	Term Loan	SOFR + 5.75%	9.42%	3/19/2030	7,480,689	7,400,581	7,390,921
C2dx, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.75%	9.42%	3/19/2030	492,475	472,630	468,836
C2dx, Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	3/19/2030	4,831,914	4,783,405	4,773,931
Premier Dental Products Company LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	1/31/2031	23,467,714	23,178,516	23,467,714
Premier Dental Products Company LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/31/2031	-	(57,244)	-
Premier Dental Products Company LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/31/2031	-	(57,649)	-
						35,720,239	36,101,402	2.71%
Health Care Technology
Andretti Buyer, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.20%	1/30/2033	17,009,018	16,845,480	16,838,928
Andretti Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2033	-	(6,898)	(7,087)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Andretti Buyer, LLC (f)(j)(l)	Revolving Credit Facility	-	-	1/30/2033	-	$(13,828)	$(14,174)
Harmony Hit US Holdings Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	12/3/2030	22,351,885	22,126,238	22,240,125
Harmony Hit US Holdings Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	12/3/2030	-	(23,045)	-
Harmony Hit US Holdings Inc (f)(i)(l)	Revolving Credit Facility	-	-	12/3/2030	-	(38,813)	(19,875)
Pillr Health Intermediate II, LLC (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.45%	12/31/2031	610,457	552,149	549,412
Pillr Health Intermediate II, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	12/31/2031	25,419,049	25,180,434	25,164,858
Pillr Health Intermediate II, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	12/31/2031	-	(48,443)	(50,871)
						64,573,274	64,701,316	4.85%
Home Improvement Retail
LBM Acquisition LLC (g)(j)(l)(m)	Term Loan	SOFR + 3.75%	7.52%	6/6/2031	3,930,000	3,899,615	3,133,703
						3,899,615	3,133,703	0.24%
Hotels, Resorts & Cruise Lines
Horizon US Finco LP (g)(l)(m)	Term Loan	SOFR + 4.75%	8.45%	10/31/2031	3,947,308	3,914,035	3,670,996
						3,914,035	3,670,996	0.28%
Independent Power Producers & Energy Traders
Natgasoline LLC (g)(l)(m)	Term Loan	SOFR + 5.50%	9.17%	3/29/2030	4,850,316	4,727,592	4,868,505
						4,727,592	4,868,505	0.37%
Industrial Machinery & Supplies & Components
Endurance PT Technology Buyer Corporation (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.20%	10/28/2031	29,925,000	29,796,787	29,655,675
La-Co Industries, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	7/2/2030	17,614,774	17,412,804	17,614,774
La-Co Industries, Inc (f)(i)(l)	Revolving Credit Facility	Prime + 4.00%	10.75%	7/2/2030	74,358	58,449	74,358
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	10.85%	1/9/2029	10,695,925	10,523,244	10,695,925
Precision I Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	3/12/2032	8,983,603	8,894,376	8,893,767
Precision I Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/12/2032	-	(14,842)	(14,973)
						66,670,818	66,919,526	5.02%
Insurance Brokers

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Knight AcquireCo, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.16%	11/7/2032	12,559,839	$12,507,942	$12,497,040
Knight AcquireCo, LLC (f)(k)(l)	Delayed Draw Term Loan	-	-	11/7/2032	-	(9,871)	(10,467)
						12,498,071	12,486,573	0.94%
Internet Services & Infrastructure
Kaseya Inc (g)(l)(m)	Term Loan	SOFR + 3.25%	6.92%	3/22/2032	1,994,962	1,896,310	1,857,809
						1,896,310	1,857,809	0.14%
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	10/8/2030	21,824,512	21,573,780	21,824,512
Cait Intermediate, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/8/2030	-	(27,925)	-
Digital Experience Services, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.63%	4/25/2030	15,397,248	15,200,080	14,966,125
Digital Experience Services, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.64%	4/25/2030	9,098,565	8,935,106	8,712,569
Digital Experience Services, LLC (f)(i)(l)	Revolving Credit Facility	Prime + 4.00%	10.75%	4/25/2030	193,920	162,247	121,523
Insight Technology Operation LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.95%	3/31/2031	28,932,168	28,553,871	28,932,168
Insight Technology Operation LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/31/2031	-	(53,110)	-
						74,344,049	74,556,897	5.58%
Leisure Facilities
United PF Holdings LLC (g)(l)(m)	Term Loan	SOFR + 4.00%	7.93%	12/30/2026	4,942,300	4,871,657	4,734,724
						4,871,657	4,734,724	0.36%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	9/26/2031	14,749,156	14,615,419	14,601,665
Ecir Intermediate II LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/26/2031	-	(32,075)	(35,294)
Ecir Intermediate II LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/26/2031	-	(16,122)	(17,647)
Wci-Bxc Purchaser, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/6/2030	-	(28,456)	(25,183)
Wci-Bxc Purchaser, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	11/6/2031	37,180,910	36,564,916	36,771,920
Woven Health Collective, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	10/23/2028	27,760,870	27,642,536	27,649,826
Woven Health Collective, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/23/2028	-	(37,164)	(34,783)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Woven Health Collective, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.42%	10/23/2028	1,391,304	$1,376,444	$1,377,391
						80,085,498	80,287,895	6.02%
Office Services & Supplies
Mse Supplies, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	8/14/2030	6,648,340	6,558,841	6,202,901
Mse Supplies, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.17%	8/14/2030	776,202	754,266	663,147
						7,313,107	6,866,048	0.52%
Oil & Gas Storage & Transportation
New Fortress Energy Inc (g)(j)(l)(m)(y)	Term Loan	SOFR + 5.50%	-	10/30/2028	7,270,000	6,377,528	4,044,519
						6,377,528	4,044,519	0.30%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR + 7.25% (5.50% PIK)	10.95%	10/18/2029	19,920,756	19,600,853	17,032,247
CCI Prime, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	10.95%	10/18/2029	1,621,670	1,598,395	1,386,528
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.25%	10.95%	10/18/2029	700,000	685,056	555,000
Midas Foods International LLC (i)(l)	Term Loan	SOFR + 6.25%	9.92%	4/30/2029	6,580,962	6,499,219	6,580,962
Midas Foods International LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	9.92%	4/30/2029	5,968,644	5,894,051	5,968,644
Midas Foods International LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/30/2029	-	(25,030)	-
Midas Foods International LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/30/2029	-	(88,978)	-
Nutrail Acquisitionco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.70%	5/23/2030	26,154,199	25,813,046	26,101,891
Nutrail Acquisitionco, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	5/23/2030	-	(48,150)	(7,680)
Nutrail Acquisitionco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/23/2030	-	(80,854)	(12,939)
Sabrosura Foods, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	8/22/2029	24,408,795	24,140,087	24,189,116
Sabrosura Foods, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	8/22/2029	243,733	206,345	231,327
Sabrosura Foods, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.67%	8/22/2029	153,615	130,005	132,877
SCP Baked Goods Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	5/1/2031	22,929,093	22,679,675	22,929,093
SCP Baked Goods Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	5/1/2031	-	(51,391)	-
SCP Baked Goods Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/1/2031	-	(34,126)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Shf Holdings, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.20%	1/22/2030	35,260,592	$34,843,036	$35,260,592
Shf Holdings, Inc (f)(i)(l)	Revolving Credit Facility	-	-	1/22/2030	-	(54,454)	-
						141,706,785	140,347,658	10.53%
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.95%	10/22/2031	33,682,717	33,207,655	33,278,524
ACP Packaging IntermediateCo, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/22/2031	-	(80,756)	(69,638)
Bron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	9.55%	1/13/2029	29,080,250	28,715,315	29,080,250
Currier Plastics Acquisition, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	9/19/2031	9,129,738	9,025,993	9,111,479
Currier Plastics Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/19/2031	-	(39,423)	-
Currier Plastics Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2031	-	(31,929)	(5,535)
Currier Plastics Acquisition, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.42%	9/19/2031	8,304,220	8,206,992	8,287,612
Currier Plastics Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/19/2031	7,895,816	7,799,772	7,880,024
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.25%	8.92%	2/4/2031	10,221,493	10,117,713	10,119,278
Firmapak Intermediary LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.92%	2/4/2031	332,241	299,100	299,016
Firmapak Intermediary LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	2/4/2031	4,888,642	4,839,246	4,839,755
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.25%	8.92%	2/4/2031	11,544,827	11,435,150	11,429,378
Firmapak Intermediary LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	2/4/2031	-	(16,672)	(17,283)
Soteria Flexibles Corporation (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	8/15/2029	6,446,128	6,400,078	6,394,559
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.45%	8/15/2029	8,598,862	8,459,834	8,530,071
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.45%	8/15/2029	156,250	142,020	148,250
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	8/15/2029	8,238,509	8,158,948	8,172,600
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan	-	-	8/15/2029	-	(13,747)	(8,474)
						136,625,289	137,469,866	10.29%
Pharmaceuticals
Alcami Corporation (i)(l)(q)(r)	Term Loan	SOFR + 7.00%	10.82%	12/21/2028	9,675,000	9,434,580	9,675,000
						9,434,580	9,675,000	0.73%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.20%	7/16/2030	12,368,777	$12,227,586	$12,368,777
NAM Acquisition Co LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.20%	7/16/2030	3,213,881	3,168,165	3,213,881
NAM Acquisition Co LLC (f)(j)(l)	Revolving Credit Facility	-	-	7/16/2030	-	(17,437)	-
RPX Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.18%	8/2/2030	21,452,173	21,201,691	21,452,173
RPX Corporation (f)(i)(l)	Revolving Credit Facility	-	-	8/2/2030	-	(21,109)	-
RPX Corporation (i)(r)	Term Loan	SOFR + 5.50%	9.18%	8/2/2030	3,645,173	3,611,660	3,645,173
						40,170,556	40,680,004	3.05%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	10,998,612	10,870,337	10,899,625
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	2,791,847	2,761,780	2,766,721
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	5,507,090	5,467,592	5,457,526
						19,099,709	19,123,872	1.44%
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.30%	11/2/2029	12,287,676	12,081,336	11,439,827
Door Pro Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.30%	11/2/2029	6,794,192	6,707,966	6,325,393
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.30%	11/2/2029	509,615	458,300	275,192
Mustang Prospects Purchaser LLC (j)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.95%	6/13/2031	15,560,107	15,438,040	15,388,946
Mustang Prospects Purchaser LLC (j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/13/2031	3,661,202	3,631,811	3,620,928
Mustang Prospects Purchaser LLC (f)(j)(l)	Revolving Credit Facility	-	-	6/13/2031	-	(17,053)	(25,171)
Mustang Prospects Purchaser LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.87%	6/13/2031	1,557,999	1,543,231	1,543,276
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 5.75%	9.55%	12/22/2029	10,415,984	10,237,578	10,207,664
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.75%	9.55%	12/22/2029	350,000	334,341	330,000
Quick Roofing Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.55%	12/22/2029	13,719,701	13,503,864	13,445,307
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 5.75%	9.55%	12/22/2029	10,925,593	10,803,244	10,707,081
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.55%	12/22/2029	449,329	364,665	277,766

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Roofing Services Solutions LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	9.42%	11/27/2029	18,015,850	$17,807,846	$17,565,454
Roofing Services Solutions LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25% (0.50% PIK)	9.95%	11/27/2029	10,844,412	10,724,518	10,573,302
Roofing Services Solutions LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.75%	9.44%	11/27/2029	3,283,902	3,220,711	3,147,073
Scp Wqs Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.95%	10/2/2029	7,503,872	7,393,068	7,503,872
Scp Wqs Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	10/2/2029	37,231,941	36,828,034	37,231,941
Scp Wqs Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2029	-	(32,037)	-
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.60%	5/6/2029	5,763,556	5,694,804	5,711,684
Solid Ground Solutions Acquisitions Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.60%	5/6/2029	7,283,273	7,203,207	7,217,723
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Revolving Credit Facility	-	-	5/6/2029	-	(20,050)	(16,499)
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.63%	5/6/2029	3,310,271	3,274,710	3,280,479
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	5/6/2029	-	(60,370)	(28,827)
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.62%	5/6/2029	348,540	344,602	345,403
Trutemp Acquisition LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	8/26/2031	5,639,370	5,560,436	5,594,255
Trutemp Acquisition LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(30,797)	(18,182)
Trutemp Acquisition LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/26/2031	-	(77,222)	(5,682)
Unified Service Partners, LLC (i)(l)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	10,670,573	10,537,827	8,536,458
Unified Service Partners, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	9,092,889	8,984,772	7,274,311
Unified Service Partners, LLC (i)(l)	Revolving Credit Facility	SOFR + 8.00%	11.65%	4/14/2030	2,641,006	2,608,898	2,112,805
						195,050,280	189,561,779	14.22%
Specialized Finance
Nexus Buyer LLC (g)(l)(m)	Term Loan	SOFR + 3.50%	7.17%	7/31/2031	1,994,962	1,951,435	1,914,266
WH Borrower LLC (g)(k)(l)	Term Loan	SOFR + 4.50%	8.16%	2/20/2032	9,925,000	9,890,309	9,917,259
						11,841,744	11,831,525	0.88%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2031	-	(49,858)	-
Penta Fine Ingredients, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	4/4/2031	27,361,366	27,005,220	27,361,366

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$26,955,362	$27,361,366	2.05%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.85%	8/22/2028	5,802,219	5,762,801	5,802,219
Belt Power Holdings LLC (i)(q)	Term Loan	SOFR + 5.00%	8.85%	8/22/2028	1,559,271	1,541,405	1,559,271
Belt Power Holdings LLC (i)(r)	Term Loan	SOFR + 5.00%	8.85%	8/22/2028	3,730,159	3,699,286	3,730,159
Erosion Intermediate Holdings LLC (i)(q)	Term Loan	SOFR + 5.25%	8.95%	9/30/2029	2,589,086	2,560,547	2,573,552
Erosion Intermediate Holdings LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.94%	9/30/2029	5,236,438	5,181,093	5,205,019
Erosion Intermediate Holdings LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/30/2029	-	(18,474)	(10,514)
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 5.25%	8.89%	9/30/2029	4,241,440	4,190,492	4,215,992
Mobotrex, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.70%	6/7/2031	40,839,943	40,265,961	40,758,263
Mobotrex, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.70%	6/7/2031	536,721	463,242	525,987
Mobotrex, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.70%	6/7/2031	482,446	462,534	481,481
						64,108,887	64,841,429	4.87%
Transaction & Payment Processing Services
MoneyGram International Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.75%	8.43%	6/3/2030	7,330,202	7,317,347	5,041,566
						7,317,347	5,041,566	0.38%
Total First Lien Debt						2,269,175,571	2,247,861,274	168.78%
Unsecured Debt
Health Care Services
Personal Care (Itc) Intermediate Holdings, LLC (i)(l)	Term Loan	SOFR + 10.00% (10.00% PIK)	13.67%	3/17/2029	17,500,000	17,286,214	17,193,750
						17,286,214	17,193,750	1.29%
Total Unsecured Debt						17,286,214	17,193,750	1.29%
Asset-Backed Securities
Commercial & Residential Mortgage Finance
Benefit Street Partners Clo Vi-B Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 4.75%	8.42%	4/20/2038	100,000	100,000	96,027
						100,000	96,027	0.01%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Specialized Finance
CIFC Funding Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 7.25%	10.92%	7/21/2038	250,000	$250,000	$250,131
Flatiron RR CLO 30 Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 5.25%	8.92%	4/15/2038	200,000	200,000	193,804
						450,000	443,935	0.03%
Total Asset-Backed Securities						550,000	539,962	0.04%
Preferred Securities
Oil & Gas Storage & Transportation
Plains All American Pipeline LP (g)(l)(m)(u)	Floating Rate Note	SOFR + 4.11%	8.02%		7,000,000	6,988,094	6,983,689
						6,988,094	6,983,689	0.52%
Total Preferred Securities						6,988,094	6,983,689	0.52%
Equity
Aerospace & Defense
Hitco Parent LLC (l)(p)	Class A Units				35,730	450,130	537,027
						450,130	537,027	0.04%
Air Freight & Logistics
Scp 3pl Topco, LLC (m)(p)	Common Units				1,799	8,995	-
Scp 3pl Topco, LLC (m)(p)	Class B Units				128	128,320	146,984
Scp 3pl Topco, LLC (m)(p)	Class B Units				43	42,586	43,272
						179,901	190,256	0.01%
Building Products
Tgnl Topco LP (p)	Common Units				212,020	212,020	360,434
						212,020	360,434	0.03%
Construction & Engineering
BPCP Craftsman Holdings, LLC (l)(p)	Class A Units				529	529,369	227,349
						529,369	227,349	0.02%
Diversified Support Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026
(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Hy-Tek Holdings, LLC (p)	Common Units				98	$235,165	$261,740
Hy-Tek Holdings, LLC (p)	Series A Preferred Units				98	97,900	97,878
Identiti Holdings LLC (p)	Class A Units				173,822	173,822	507,560
Perimeter Solutions Holdings, LP (l)(p)	Common Units				221,694	232,337	230,562
						739,224	1,097,740	0.09%
Education Services
Axcel Holdings, LP (m)(p)	Class A Common Units				9,754	975,356	912,446
						975,356	912,446	0.07%
Electrical Components & Equipment
Warshaw Holdings, LLC (p)	Common Units				529	264,368	-
Warshaw Holdings, LLC (p)	Series A Preferred Units				529	264,368	205,685
						528,736	205,685	0.02%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (p)	Class A Units				418,535	468,565	682,212
Erosion Holdings, LLC (p)	Class A Units				175	175,230	167,877
						643,795	850,089	0.06%
Health Care Services
Dpt Management, LLC (p)	Preferred Units				143,721	445,535	237,140
NE Ortho Holdings, LLC (p)	Class B Membership Units				317	317,007	378,377
Tiger Healthcare Holdings, LLC (l)(p)	Class A Interest				438,750	562,500	4
						1,325,042	615,521	0.05%
Health Care Technology
Pillr Health Holdings, LP (l)(m)(p)	Class B Preferred Units				212	212,241	216,364
Pillr Health Holdings, LP (l)(m)(p)	Common Units				21,224	-	7,216
						212,241	223,580	0.02%
Human Resource & Employment Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fca Partners LLC (m)(p)	Common Units				200,000	$2	$2
Fca Partners LLC (m)(p)	Class A Preferred Units				200,000	200,000	118,000
						200,002	118,002	0.01%
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (l)(p)	Common Units				1,600	159,969	694,841
Endurance PT Technology Holdings LLC (l)(p)	Preferred Units				1,440	1,439,721	1,544,935
						1,599,690	2,239,776	0.17%
Insurance Brokers
Knight Holdings, LP (l)(m)(p)	Class A-1 Units				36,284	362,840	348,326
						362,840	348,326	0.03%
IT Consulting & Other Services
Insight Technology Enterprises LLC (p)	Preferred Units				328,218	529,429	571,099
						529,429	571,099	0.04%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (l)(m)(p)	Class A-1 Units				416,332	470,580	470,455
Wci-Bxc Investment Holdings LP (l)(m)(p)	Equity Interest					588,357	605,473
						1,058,937	1,075,928	0.09%
Office Services & Supplies
Mse Acquisitions Inc (l)(p)	Series A Preferred Stock				337	337,479	130,881
						337,479	130,881	0.01%
Packaged Foods & Meats
CCI Prime Holdings, LLC (p)	Series A Preferred Units				428	427,914	-
CCI Prime Holdings, LLC (m)(p)	Series AA Preferred Units				36	35,508	14,491
Et-Harvest Investment Aggregator, LP (l)(p)	Class A Units				646,971	646,971	854,001
Mfi Group Holdings LLC (p)	Class A Units				238	238,109	267,121
Sabrosura Super Holdings LLC (l)(p)	Class A Interests				241,693	290,031	241,693

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Vp Deliver Holdings, LP (l)(m)(p)	Class A LP Units				447,606	$447,606	$349,132
						2,086,139	1,726,438	0.13%
Paper & Plastic Packaging Products & Materials
Acp Flexibles I LP (l)(m)(p)	Equity Interest					306,513	263,602
Currier Plastics Holdings, LLC (p)	Class B Units				502,296	-	90,413
Currier Plastics Holdings, LLC (m)(p)	Class A Units				502,296	502,296	527,411
Scp Rigid Packaging Holdco, LLC (m)(p)	Common Units				592	11,831	-
Scp Rigid Packaging Holdco, LLC (m)(p)	Class B Units				225	224,544	228,074
						1,045,184	1,109,500	0.09%
Specialized Consumer Services
Acp Roofing Holdings, LLC (p)	Common Units				528,201	528,201	5
Door Pro Holdings LLC (l)(p)	Class A Units				658	520,364	105,575
NAM Group Holdings LLC (p)	Class A Units				282,628	282,628	455,031
Quick Roofing Topco, LLC (l)(p)	Class A Interest				426,230	426,230	950,492
Roofing Services Solutions Holdings, LLC (p)	Common Units				343	35,632	-
Roofing Services Solutions Holdings, LLC (p)	Series A Preferred Units				343	400,510	436,208
Scp Mechanical Services Holdco, LLC (p)	Common Units				1,703	8,513	-
Scp Mechanical Services Holdco, LLC (p)	Class B Units				162	161,740	75,578
Solid Ground Solutions Investment LLC (l)(p)	Class A Units				529,186	529,186	481,559
Trutemp Holdings LLC (l)(p)	Class A Interest				324,685	324,685	301,957
						3,217,689	2,806,405	0.21%
Specialized Finance
Lift Solutions Holdings LLC (p)	Common Units				227	-	64,584
Lift Solutions Holdings LLC (p)	Series A Preferred Units				227	325,938	326,199
						325,938	390,783	0.02%
Specialty Chemicals

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Penta Fine Ingredients Parent, LLC (l)(p)	Class A Common Units				821	$821	$-
Penta Fine Ingredients Parent, LLC (l)(p)	Preferred Units				528	528,131	536,760
						528,952	536,760	0.04%
Trading Companies & Distributors
Mobotrex Ultimate Holdings, LLC (p)	Class A-2 Units				1,423,338	1,472,807	2,334,275
						1,472,807	2,334,275	0.18%
Total Equity						18,560,900	18,608,300	1.43%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.52% (g)(n)(s)	Investor Class Units				16,951,323	16,951,323	16,951,323
						16,951,323	16,951,323	1.27%
Total Money Market Mutual Funds						16,951,323	16,951,323	1.27%
Total Investments -- non-controlled/ non-affiliate						2,329,512,102	2,308,138,298	173.33%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Diversified Financial Services
Fidelity Floating Rate Central Fund (g)(l)(m)(o)					1,909,454	184,021,376	179,450,525
						184,021,376	179,450,525	13.47%
Total Fixed Income Mutual Funds						184,021,376	179,450,525	13.47%
Total Investments -- non-controlled/ affiliate						184,021,376	179,450,525	13.47%
Total Investment Portfolio						$2,513,533,478	$2,487,588,823	186.80%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026.
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
(h)
The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(i)
The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(j)
The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(k)
The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.

The accompanying notes are an integral part of these consolidated financial statements

(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of March 31, 2026, non-qualifying assets amounted to $280,976,176 which represents 11.0% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the fund's financial statements are available on the SEC's website or upon request.
(p)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $18,608,300 or 1.4% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	306,513
Acp Roofing Holdings, LLC	Common Units	4/14/2025	528,201
Axcel Holdings, LP	Class A Common Units	2/26/2026	975,356
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	529,369
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	427,914
CCI Prime Holdings, LLC	Series AA Preferred Units	12/8/2025	35,508
Currier Plastics Holdings, LLC	Class A Units	9/19/2025-12/18/2025	502,296
Currier Plastics Holdings, LLC	Class B Units	9/19/2025-12/18/2025	-
Door Pro Holdings LLC	Class A Units	11/2/2023-3/17/2026	520,364
Dpt Management, LLC	Preferred Units	12/18/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024-1/16/2026	468,565
Endurance PT Technology Holdings LLC	Common Units	2/29/2024-10/28/2025	159,969
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024-10/28/2025	1,439,721
Erosion Holdings, LLC	Class A Units	9/30/2024	175,230
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	646,971
Fca Partners LLC	Class A Preferred Units	5/31/2024-6/7/2024	200,000
Fca Partners LLC	Common Units	5/31/2024-6/7/2024	2
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	470,580
Hitco Parent LLC	Class A Units	2/28/2025	450,130
Hy-Tek Holdings, LLC	Common Units	9/19/2025	235,165
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	97,900
Identiti Holdings LLC	Class A Units	11/1/2024	173,822
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	529,429
Knight Holdings, LP	Class A-1 Units	11/7/2025	362,840
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	325,938
Mfi Group Holdings LLC	Class A Units	4/30/2024-11/15/2024	238,109
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024-11/6/2025	1,472,807
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	337,479
NAM Group Holdings LLC	Class A Units	7/16/2024	282,628
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024-1/6/2026	317,007
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	821
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	528,131
Perimeter Solutions Holdings, LP	Common Units	10/2/2024-7/31/2025	232,337
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	212,241

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Pillr Health Holdings, LP	Common Units	12/31/2025	-
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	426,230
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024-9/30/2025	35,632
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024-9/30/2025	400,510
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	290,031
Scp 3pl Topco, LLC	Class B Units	1/30/2026	42,586
Scp 3pl Topco, LLC	Class B Units	11/27/2024	128,320
Scp 3pl Topco, LLC	Common Units	11/27/2024-1/30/2026	8,995
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	161,740
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	8,513
Scp Rigid Packaging Holdco, LLC	Class B Units	2/2/2026	224,544
Scp Rigid Packaging Holdco, LLC	Common Units	2/2/2026	11,831
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024-9/5/2025	529,186
Tgnl Topco LP	Common Units	6/25/2025	212,020
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	562,500
Trutemp Holdings LLC	Class A Interest	8/26/2025	324,685
Vp Deliver Holdings, LP	Class A LP Units	2/17/2026	447,606
Warshaw Holdings, LLC	Common Units	3/27/2025	264,368
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	264,368
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	588,357
(q)
Security or portion of the security is pledged as collateral for BSPV Facility.
(r)
Security or portion of the security is pledged as collateral for CSPV Facility.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.
(u)
Security is perpetual in nature with no stated maturity date.
(v)
Tickmark not used.
(w)
Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At the end of the period, the value of these securities amounted to $539,962 or 0.04% of net assets.
(x)
Tickmark not used.
(y)
The investment was on non-accrual status as of March 31, 2026.

Interest Rate Swaps

Payment Received %	Payment Frequency	Payment Paid	Payment Frequency	Clearinghouse / Counterparty(1)	Maturity Date	Notional Amount	Value	Upfront Premium Received/ (Paid)	Unrealized Appreciation / (Depreciation)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2028	$105,000,000	$156,553	$(521,647)	$(365,094)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2030	105,000,000	447,810	(593,767)	(145,957)
Total Interest Rate Swaps							$604,363	$(1,115,414)	$(511,051)

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

As of March 31, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.2 million and $0.1 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2026, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of provision for taxes related to income of a nominal amount, and net change in provision for deferred tax expense related to unrealized appreciation on investments of approximately $0.1 million. For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of benefit for taxes related to income of a nominal amount, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.1 million. The Fund did not incur an excise tax for the three months ended March 31, 2026 and 2025.

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

Interest Income

Interest income, including paid-in-kind interest, is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and amortized or accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

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

For the three months ended March 31, 2026 and 2025, management fees were approximately $4.2 million and $2.7 million, respectively. As of March 31, 2026 and December 31, 2025, approximately $1.4 million and $1.3 million were payable to the Adviser for management fees, respectively.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. For the three months ended March 31, 2026 and 2025, income based incentive fees were approximately $4.3 million and $3.2 million, respectively. As of March 31, 2026 and December 31, 2025, approximately $4.3 million was payable to the Adviser as of each period presented, for incentive fees based on income.

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

GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2026, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the three months ended March 31, 2025 the Fund recognized a reduction in accrued capital gains incentive fees of approximately $0.8 million, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations. As of March 31, 2026 and December 31, 2025 the Fund did not recognize an accrual related to the GAAP Incentive Fee.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred approximately $1.1 million and $0.7 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, approximately $0.4 million and $0.3 million, respectively, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred approximately $0.5 million and $0.3 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, approximately $0.2 million was unpaid and included in due to affiliates, net, as of each period presented on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred nominal distribution and shareholder servicing fees for Class S and for Class D for each period presented. As of March 31, 2026 and December 31, 2025 there was a nominal payable incurred and recorded in due to affiliates, net, on the consolidated statements of assets and liabilities for each period presented.

Affiliate Ownership

As of March 31, 2026, an affiliate of the Adviser held 493 shares (100%) of the Fund’s Class D Common Shares. As of December 31, 2025, an affiliate of the Adviser held 481 shares (100%) of the Fund’s Class D Common Shares.

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

In consideration of the Adviser’s agreement to make Expense Payments at any time during a fiscal year and to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the three months ended March 31, 2026, in accordance with the terms of the Expense Limitation Agreement, the Adviser did not reimburse the Fund.

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

Affiliated Investments

The table below presents the Fund’s affiliated investments as of March 31, 2026:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of March 31, 2026	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$178,106,038	$4,414,092	$—	$(3,069,605)	$—	$179,450,525	$3,297,022
Total	$178,106,038	$4,414,092	$—	$(3,069,605)	$—	$179,450,525	$3,297,022

The table below presents the Fund’s affiliated investments as of December 31, 2025:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$20,830,333	$342,300	$(20,885,039)	$(360,308)	$72,714	$—	$262,866
Fidelity Floating Rate Central Fund	27,139,548	177,633,718	(25,000,000)	(1,782,837)	115,609	178,106,038	8,103,714
Total	$47,969,881	$177,976,018	$(45,885,039)	$(2,143,145)	$188,323	$178,106,038	$8,366,580

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

Due to/from Affiliates

As of March 31, 2026, the Fund owed approximately $0.5 million to various affiliates, including approximately $0.5 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities. As of December 31, 2025, the Fund owed a net amount of $0.5 million to various affiliates, including approximately $0.5 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and a nominal amount to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,269,175,571	$2,247,861,274	90.4%	$2,093,021,541	$2,071,775,012	90.4%
Second Lien Debt	—	—	0.0%	4,838,840	4,900,000	0.2%
Unsecured Debt	17,286,214	17,193,750	0.7%	—	—	0.0%
Asset-Backed Securities	550,000	539,962	0.0%	550,000	556,430	0.0%
Preferred Securities	6,988,094	6,983,689	0.3%	6,988,000	7,019,859	0.3%
Equity	18,560,900	18,608,300	0.7%	16,518,027	17,113,198	0.7%
Money Market Mutual Funds	16,951,323	16,951,323	0.7%	13,143,788	13,143,788	0.6%
Fixed Income Mutual Funds	184,021,376	179,450,525	7.2%	179,607,284	178,106,038	7.8%
Total Investments	$2,513,533,478	$2,487,588,823	100.0%	$2,314,667,480	$2,292,614,325	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Health Care Services	14.3%	13.1%
Diversified Financial Services	9.4%	10.1%
Application Software	7.9%	8.8%
Specialized Consumer Services	7.7%	9.2%
Diversified Support Services	7.6%	7.1%
Packaged Foods & Meats	5.7%	6.2%
Paper & Plastic Packaging Products & Materials	5.6%	5.4%
Aerospace & Defense	4.5%	3.8%
Life Sciences Tools & Services	3.3%	3.5%
IT Consulting & Other Services	3.0%	3.3%
Industrial Machinery & Supplies & Components	2.8%	2.6%
Trading Companies & Distributors	2.7%	2.7%
Health Care Technology	2.6%	2.1%
Electrical Components & Equipment	2.4%	2.5%
Air Freight & Logistics	2.3%	2.1%
Building Products	1.7%	1.5%
Research & Consulting Services	1.6%	1.8%
Health Care Facilities	1.5%	1.5%
Health Care Supplies	1.5%	1.5%
Environmental & Facilities Services	1.4%	1.1%
Data Processing & Outsourced Services	1.2%	1.1%
Specialty Chemicals	1.1%	1.2%
Education Services	1.1%	0.0%
Electronic Manufacturing Services	0.9%	1.0%
Soft Drinks & Non-alcoholic Beverages	0.8%	0.8%
Advertising	0.7%	0.8%
Mutual Funds	0.7%	0.6%
Insurance Brokers	0.5%	0.6%
Specialized Finance	0.5%	0.5%
Construction & Engineering	0.5%	0.5%
Oil & Gas Storage & Transportation	0.4%	0.4%
Pharmaceuticals	0.4%	0.4%
Electronic Components	0.3%	0.4%
Office Services & Supplies	0.3%	0.3%
Transaction & Payment Processing Services	0.2%	0.2%
Independent Power Producers & Energy Traders	0.2%	0.2%
Leisure Facilities	0.2%	0.2%
Hotels, Resorts & Cruise Lines	0.1%	0.2%
Food Retail	0.1%	0.2%
Fertilizers & Agricultural Chemicals	0.1%	0.0%
Home Improvement Retail	0.1%	0.2%
Internet Services & Infrastructure	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Property & Casualty Insurance	0.0%	0.2%
Distributors	0.0%	0.1%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,435,326,225	97.9%	182.9%	$2,249,204,601	98.2%	176.4%
Australia	31,665,361	1.3%	2.4%	31,937,353	1.4%	2.5%
Canada	16,739,303	0.7%	1.3%	10,115,616	0.4%	0.8%
Luxembourg	3,317,972	0.1%	0.2%	800,325	0.0%	0.1%
Grand Cayman	539,962	0.0%	0.0%	556,430	0.0%	0.0%
Total	$2,487,588,823	100.0%	186.8%	$2,292,614,325	100.0%	179.8%

As of March 31, 2026, on a fair value basis, 99.6% of debt investments bore interest at a floating rate and 0.4% of debt investments bore interest at a fixed rate. As of December 31, 2025, on a fair value basis, 99.9% of debt investments bore interest at a floating rate and 0.1% of debt investments bore interest at a fixed rate. As of March 31, 2026, three investments across two borrowers were on non-accrual status. As of December 31, 2025, there were no investments on non-accrual status.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following table, which reflects the impacts of derivatives on the financial performance, is a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
Primary Risk Exposure / Derivative Type	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Interest Rate Risk
Swaps	$(18,741)	$(1,532,319)
Total Interest Rate Risk	(18,741)	(1,532,319)
Total	$(18,741)	$(1,532,319)

For the three months ended March 31, 2025, the Fund did not have any derivative activity.

The following table is a summary of the Fund’s value of derivative instruments by primary risk exposure as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Primary Risk Exposure / Derivative Type	Value		Value
	Asset	Liability	Asset	Liability
Interest Rate Risk
Swaps (a)	$604,363	$—	$2,221,631	$—
Total Interest Rate Risk	604,363	—	2,221,631	—
Total Value of Derivatives	$604,363	$—	$2,221,631	$—
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

The Fund’s volume of activity in interest rate swaps is represented by the average monthly notional amount, which was $210 million and $140 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of March 31, 2026 and December 31, 2025, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$61,418,985	$2,186,442,289	$2,247,861,274
Unsecured Debt	—	—	17,193,750	17,193,750
Asset-Backed Securities	—	539,962	—	539,962
Preferred Securities	—	6,983,689	—	6,983,689
Equity	—	—	18,608,300	18,608,300
Money Market Mutual Funds	16,951,323	—	—	16,951,323
Fixed Income Mutual Funds	179,450,525	—	—	179,450,525
Total Investments	$196,401,848	$68,942,636	$2,222,244,339	$2,487,588,823
Derivative Instruments:
Assets
Swaps	—	604,363	—	604,363
Total Derivative Instruments	$—	$604,363	$—	$604,363

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$68,058,090	$2,003,716,922	$2,071,775,012
Second Lien Debt	—	4,900,000	—	4,900,000
Asset-Backed Securities	—	556,430	—	556,430
Preferred Securities	—	7,019,859	—	7,019,859
Equity	—	—	17,113,198	17,113,198
Money Market Mutual Funds	13,143,788	—	—	13,143,788
Fixed Income Mutual Funds	178,106,038	—	—	178,106,038
Total Investments	$191,249,826	$80,534,379	$2,020,830,120	$2,292,614,325
Derivative Instruments:
Assets
Swaps	$—	2,221,631	$—	$2,221,631
Total Derivative Instruments	$—	$2,221,631	$—	$2,221,631

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	First Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$2,003,716,922	$—	$17,113,198	$2,020,830,120
Purchases of investments	228,302,772	17,281,250	2,042,873	247,626,895
Proceeds from principal repayments and sales of investments	(45,811,432)	—	—	(45,811,432)
Accretion of discount/ amortization of premium	2,548,048	4,964	—	2,553,012
Net realized gain (loss)	113,105	—	—	113,105
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Net change in unrealized appreciation (depreciation)	(2,427,126)	(92,464)	(547,771)	(3,067,361)
Fair value, end of period	$2,186,442,289	$17,193,750	$18,608,300	$2,222,244,339
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2026	$(2,910,677)	$(92,464)	$(547,771)	$(3,550,912)

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Purchases of investments	349,800,845	140,804	2,281,045	352,222,694
Proceeds from principal repayments and sales of investments	(30,102,240)	—	—	(30,102,240)
Accretion of discount/ amortization of premium	1,683,175	—	—	1,683,175
Net realized gain (loss)	36,712	—	—	36,712
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(15,564,571)	—	—	(15,564,571)
Net change in unrealized appreciation (depreciation)	(1,515,246)	(540,011)	297,324	(1,757,933)
Fair value, end of period	$1,448,689,531	$6,137,420	$11,643,359	$1,466,470,310
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025	$(1,526,839)	$(540,011)	$297,324	$(1,769,526)

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

The following provides information on Level 3 securities held by the Fund that were valued as of March 31, 2026 and December 31, 2025 based on unobservable inputs:

	March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$2,186,442,289	Market approach	Transaction price	$98.00	$99.75	$98.94	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	0.6	0.5	Increase
		Discounted cash flow	Yield	8.2%	17.5%	9.7%	Decrease
Unsecured Debt	17,193,750	Discounted cash flow	Yield	15.2%	15.2%	15.2%	Decrease
Equity	18,608,300	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.6	0.6	0.6	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.3	10.3	Increase
Total	$2,222,244,339

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$2,003,716,922	Market approach	Transaction price	$99.00	$99.50	$99.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	1.2	1.1	Increase
		Discounted cash flow	Yield	7.9%	18.0%	9.6%	Decrease
Equity	17,113,198	Market approach	Transaction price	$—	$1,000.00	$1,000.00	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.5	10.2	Increase
Total	$2,020,830,120

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

Financial Instruments Not Carried at Fair Value

Debt

The following table presents the fair value measurements of the Fund’s debt obligations as of March 31, 2026 and December 31, 2025, had they been accounted for at fair value:

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value
JPMorgan Lending Facility	$419,865,071	$307,052,567
BSPV Facility	300,000,000	300,000,000
CSPV Facility	225,000,000	225,000,000
Series 2025A Notes	105,105,000	106,050,000
Series 2025B Notes	105,315,000	106,680,000
Total	$1,155,285,071	$1,044,782,567

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

The following table details the unfunded loan commitments as of March 31, 2026:

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$1,795,266
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	4,544,781
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	5,803,196
Aeron Buyer, LLC	Delayed Draw Term Loan	1/2/2032	10,768,460
Aeron Buyer, LLC	Revolving Credit Facility	1/2/2032	5,025,281
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	6,431,584
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	3,215,792
Align Enta Mso Holdings, LLC	Revolving Credit Facility	3/25/2032	2,036,196
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	2,770,471
Andretti Buyer, LLC	Delayed Draw Term Loan	1/30/2033	1,417,418
Andretti Buyer, LLC	Revolving Credit Facility	1/30/2033	1,417,418
Aptean Inc	Delayed Draw Term Loan	1/30/2031	957,440
Aptean Inc	Revolving Credit Facility	1/30/2031	654,326
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	12,914,321
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	2,045,005
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	495,914
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	5,293,686
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,477,424
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	2,467,580
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	6,951,225
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	2,767,747
Cytracom LLC	Delayed Draw Term Loan	7/1/2029	3,327,367
Cytracom LLC	Revolving Credit Facility	6/28/2027	2,037,413
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	6,399,360
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	2,391,680
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,887,821
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	813,102
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2031	7,232,262
Dragonfly Pond Works	Revolving Credit Facility	8/16/2031	2,855,933
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	11,906,313
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,026,144

As of March 31, 2026 continued:

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	$450,254
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	7,058,701
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,764,675
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,121,167
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	384,802
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	3,456,535
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	2,990,165
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	201,531
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	5,075,270
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,651,839
Infusion Services Management LLC	Revolving Credit Facility	7/6/2029	6,233
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	2,924,296
Kinetic Engines Systems Inc	Revolving Credit Facility	5/3/2028	863,012
Kinetic Infrastructure Group, Inc.	Delayed Draw Term Loan	3/13/2030	3,826,531
Kinetic Infrastructure Group, Inc.	Revolving Credit Facility	3/13/2030	3,125,000
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	4,186,613
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,412,796
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	3,078,513
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,420,571
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,441,397
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/26/2029	1,471,889
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	4,830,490
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,434,953
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	911,194
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	919,684
National Power, LLC	Delayed Draw Term Loan	10/20/2029	4,335,818
National Power, LLC	Revolving Credit Facility	10/20/2029	3,871,266
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	3,621,780

As of March 31, 2026 continued:

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	$2,234,015
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	6,469,708
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	3,840,131
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	5,195,071
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,348,957
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,971,351
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,854,047
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	10,174,291
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	5,494,117
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,728,369
Precision I Buyer, LLC	Revolving Credit Facility	3/12/2032	1,497,267
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Professional Education Holdco, LLC	Delayed Draw Term Loan	2/26/2032	8,885,393
Professional Education Holdco, LLC	Revolving Credit Facility	2/26/2032	2,843,326
Prospect Mold & Die Company	Revolving Credit Facility	3/30/2032	2,614,831
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	650,000
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	2,189,268
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	6,494,936
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,618
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	2,150,613
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	11,918,009
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,213,344
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	3,162,750
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	4,749,197
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	10,482,391
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	2,824,631
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	843,750
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	1,887,054
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	1,792,701
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	6,360,598

As of March 31, 2026 continued:

Investments - non-controlled / non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	965,256
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	926,306
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	900,260
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	2,325,836
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	11,363,970
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	4,800,000
Vp Deliver Parent, Inc	Revolving Credit Facility	2/17/2031	1,377,891
Vp Deliver Parent, Inc	Delayed Draw Term Loan	2/17/2031	1,286,031
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	2,289,400
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	8,695,652
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	2,086,957
Total Unfunded Commitments			$518,762,329

The following table details the unfunded loan commitments as of December 31, 2025:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,274,221
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	4,544,781
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	5,803,196
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	2,770,471
Aptean Inc	Delayed Draw Term Loan	1/30/2031	1,027,565
Aptean Inc	Revolving Credit Facility	1/30/2031	605,857
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	12,914,321
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	2,726,674
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	495,914
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	5,293,686
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,477,424
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	49,247
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	902,240
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	2,467,580
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	8,632,876
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	3,440,407
Cytracom LLC	Revolving Credit Facility	6/28/2027	2,037,413
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	1,276,643
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	9,243,520
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	2,585,600
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,887,821
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	813,102
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	665,175
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	7,058,701
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,764,675
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	1,226,640

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$3,121,167
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	384,802
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	2,458,272
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	786,647
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	216,837
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	5,075,270
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,307,100
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,808,395
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	3,260,000
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	4,186,613
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,487,153
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	3,420,570
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,590,290
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,420,571
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/26/2029	1,880,748
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	4,651,583
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,434,953
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	911,194
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,830,601
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	690,713
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	919,684
National Power, LLC	Delayed Draw Term Loan	10/20/2029	4,335,818
National Power, LLC	Revolving Credit Facility	10/20/2029	3,871,266
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	772,880
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	6,469,708
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	3,840,131
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	5,195,071
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,348,957

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	$2,971,351
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,854,047
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	10,174,291
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	5,494,117
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,910,303
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	800,000
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,568,975
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	7,376,158
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,618
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,121,391
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	11,918,009
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,553,859
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	3,162,750
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	4,749,197
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	10,482,391
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	843,750
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	2,689,052
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	1,887,054
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	6,360,598
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	1,623,470
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	926,306
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	1,575,455
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	2,325,836
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	11,363,970
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	4,800,000
Vrc Companies LLC	Delayed Draw Term Loan	6/29/2027	3,516,667
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	2,289,400
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	8,695,652
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	2,956,522
Total Unfunded Commitments			$474,601,188

In addition, as of March 31, 2026, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$38,314	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	54,395	—
Total Unfunded Equity Commitments		$92,709	$—

As of December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$38,314	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	54,395	—
Total Unfunded Equity Commitments		$92,709	$—

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage was 215% and 222%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2026 and 2025 were approximately $1.1 billion and $0.7 billion, respectively, and approximately 5.89% and 6.52%, respectively. The Fund’s weighted average interest rate paid as of March 31, 2026 and December 31, 2025 was 5.85% and 6.18%, respectively.

The Fund’s outstanding borrowings as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$419,865,071	$419,865,071	$—	$720,134,929
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	104,034,014	965,986	—
Series 2025B Notes	105,000,000	105,000,000	103,892,430	1,107,570	—
Total	$2,000,000,000	$1,154,865,071	$1,152,791,515	$2,073,556	$845,134,929

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$15,393,346	$11,140,037
Facility unused fees	756,007	103,059
Amortization of deferred financing and debt issuance costs	1,360,612	500,506
Total Interest Expense	$17,509,965	$11,743,602

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

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of March 31, 2026 and December 31, 2025, the Fund had borrowings of approximately CAD 9.6 million (USD $6.9 million) and CAD 9.7 million (USD $7.1 million), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the three months ended March 31, 2026 and 2025, approximately $0.1 million and $0.01 million of change in unrealized appreciation and depreciation, respectively, resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation on the Fund’s consolidated statements of operations.

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

Fidelity Private Credit Fund CSPV LLC

On December 12, 2024, Fidelity Private Credit Fund CSPV LLC (the “CSPV”), a wholly-owned subsidiary of the Fund, entered into a revolving credit facility (the “CSPV Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and Virtus Group, LP serves as collateral administrator under the CSPV Facility.

The principal commitment amount under the CSPV Facility is $250.0 million, subject to availability under the borrowing base, which is based on the CSPV’s portfolio investments and outstanding indebtedness, subject to the satisfaction of certain conditions. Proceeds from borrowings under the credit facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted. Prior to an Amendment to the CSPV Facility (the “First Amendment”), the Fund could draw on the CSPV Facility until December 12, 2027, with a maturity date on December 12, 2029, and obligated to make equal monthly payments such that the final monthly payment renders the loan fully paid. Further, advances under the CSPV Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.30% per annum prior to December 12, 2027 and 2.80% per annum on and after December 12, 2027. The CSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the CSPV Facility.

On January 7, 2026, the CSPV entered into the First Amendment, which amends the CSPV Facility by and among the CSPV, as borrower, the Fund, as equityholder and collateral manager, Citi, as administrative agent, State Street Bank and Trust Company, as collateral agent and as custodian, and Virtus Group, LP, as collateral administrator. The First Amendment provides for, among other things, (i) an extension of the reinvestment period from December 2027 to December 2028, (ii) an extension of the maturity date from December 2029 to December 2030, and (iii) a reduction of the applicable margin (a) prior to the commitment termination date, from 2.30% per annum to 1.95% per annum, and (b) on and after the commitment termination date, from 2.80% per annum to 2.45% per annum.

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

Maturities and sinking fund requirements on long-term debt as of March 31, 2026 are as follows:

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

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	3,352,263	$84,148,866
Share transfers between classes	—	—
Distributions reinvested	640,230	16,081,252
Share repurchases	(1,427,358)	(35,617,575)
Early repurchase deduction	—	54,740
Net increase (decrease)	2,565,135	$64,667,283
CLASS S
Subscriptions	5,805	145,780
Share transfers between classes	—	—
Distributions reinvested	952	23,917
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	6,757	$169,697
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	12	271
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	12	$271
Total net increase (decrease)	2,571,904	$64,837,251

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	5,279,518	$136,018,243
Share transfers between classes	—	—
Distributions reinvested	551,152	14,201,500
Share repurchases	(208,686)	(5,330,021)
Early repurchase deduction	—	3,946
Net increase (decrease)	5,621,984	$144,893,668
CLASS S
Subscriptions	21,832	562,944
Share transfers between classes	—	—
Distributions reinvested	604	15,553
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	22,436	$578,497
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	14	347
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	14	$347
Total net increase (decrease)	5,644,434	$145,472,512

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the period ended March 31, 2026 and 2025:

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$25.14	$25.11	$25.14
February 28, 2026	25.12	25.09	25.11
March 31, 2026	24.95	24.93	24.95

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the three months ended March 31, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1910	$10,002,474
February 27, 2026	February 27, 2026	March 20, 2026	0.1910	10,230,182
March 27, 2026	March 31, 2026	April 22, 2026	0.1910	10,451,184
			$0.5730	$30,683,840

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1732	$18,366
February 27, 2026	February 27, 2026	March 31, 2026	0.1732	19,094
March 27, 2026	March 31, 2026	April 22, 2026	0.1732	19,483
			$0.5196	$56,943

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1858	$90
February 27, 2026	February 27, 2026	March 31, 2026	0.1858	91
March 27, 2026	March 31, 2026	April 22, 2026	0.1858	92
			$0.5574	$273

The following tables summarize the Fund’s distributions declared and payable for the three months ended March 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
			$0.6525	$22,219,332

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
			$0.5978	$38,183

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
			$0.6363	$283

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%

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

Note 10. Financial Highlights

The financial highlights for the three months ended March 31, 2026 and 2025 are as follows:

	Class I
	Three Months Ended March 31,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.10	$25.75
Net investment income (loss) A	0.57	0.67
Net realized and change in unrealized gain (loss)	(0.15)	(0.23)
Net increase (decrease) in net assets resulting from operations	0.42	0.44
Distributions	(0.57)	(0.65)
Net asset value, end of period	$24.95	$25.54
Total return B	1.71%	1.72%
Ratios:
Net investment income (loss) to average net assets D	10.22%	11.45%
Expenses to average net assets, before reductions C,D	7.66%	7.89%
Expenses to average net assets, after reductions C,D,E	7.66%	7.71%
Portfolio turnover rate F	2.86%	5.92%
Supplemental Data:
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense C,D,E	2.34%	2.27%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.73%	0.72%

	Class S
	Three Months Ended March 31,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.07	$25.75
Net investment income (loss) A	0.52	0.62
Net realized and change in unrealized gain (loss)	(0.14)	(0.25)
Net increase (decrease) in net assets resulting from operations	0.38	0.37
Distributions	(0.52)	(0.60)
Net asset value, end of period	$24.93	$25.52
Total return B	1.50%	1.42%
Ratios:
Net investment income (loss) to average net assets D	9.36%	10.60%
Expenses to average net assets, before reductions C,D	8.53%	8.75%
Expenses to average net assets, after reductions C,D,E	8.53%	8.56%
Portfolio turnover rate F	2.86%	5.92%
Supplemental Data:
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense C,D,E	3.20%	3.12%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	1.59%	1.58%

	Class D
	Three Months Ended March 31,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.10	$25.75
Net investment income (loss) A	0.55	0.66
Net realized and change in unrealized gain (loss)	(0.14)	(0.23)
Net increase (decrease) in net assets resulting from operations	0.41	0.43
Distributions	(0.56)	(0.64)
Net asset value, end of period	$24.95	$25.54
Total return B	1.65%	1.65%
Ratios:
Net investment income (loss) to average net assets D	9.96%	11.20%
Expenses to average net assets, before reductions C,D	7.92%	8.14%
Expenses to average net assets, after reductions C,D,E	7.92%	7.96%
Portfolio turnover rate F	2.86%	5.92%
Supplemental Data:
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense C,D,E	2.60%	2.52%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.99%	0.98%

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

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to March 31, 2026, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

Overview

The Fund is an externally managed, non-diversified closed-end management investment company formed as a Delaware statutory trust on March 23, 2022 that elected to be treated as a business development company (“BDC”) under the 1940 Act. The Fund elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Fund is required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest. The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, the Fund pays Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Fund operates as a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Fund uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the Fund on a continuous basis at a price generally equal to the Fund’s NAV per share.

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

This Expense Limitation Agreement shall continue in force until April 30, 2026 (“Initial Term”) and shall renew automatically for successive one-year terms after the Initial Term. The Adviser may not terminate this Expense Limitation Agreement without the approval of the Fund’s Board of Trustees. The Fund’s Board of Trustees may terminate this Expense Limitation Agreement at any time without payment of any penalty. For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2026	2025
Investments:
Total investments, beginning of period	$2,314,667,480	$1,363,206,046
New investments purchased	261,554,029	473,138,292
Payment-in-kind interest capitalized	922,653	213,307
Net purchases (sales) of short-term securities	3,807,535	8,689,613
Net accretion of discount on investments	2,769,291	2,704,983
Net realized gain (loss) on investments	(2,155,557)	(37,143)
Investments sold or repaid	(68,031,953)	(94,824,706)
Total Investments, End of Period	$2,513,533,478	$1,753,090,392

Number of portfolio companies	121	120
Weighted average yield on debt, at amortized cost(1)	9.06%	9.71%
Weighted average yield on debt, at fair value(2)	9.05%	9.71%
Percentage of debt investments bearing a floating rate, at fair value	99.6%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.0%
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

Our investments consisted of the following:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,269,175,571	$2,247,861,274	90.4%	$2,093,021,541	$2,071,775,012	90.4%
Second Lien Debt	—	—	0.0%	4,838,840	4,900,000	0.2%
Unsecured Debt	17,286,214	17,193,750	0.7%	—	—	0.0%
Asset-Backed Securities	550,000	539,962	0.0%	550,000	556,430	0.0%
Preferred Securities	6,988,094	6,983,689	0.3%	6,988,000	7,019,859	0.3%
Equity	18,560,900	18,608,300	0.7%	16,518,027	17,113,198	0.7%
Money Market Mutual Funds	16,951,323	16,951,323	0.7%	13,143,788	13,143,788	0.6%
Fixed Income Mutual Funds	184,021,376	179,450,525	7.2%	179,607,284	178,106,038	7.8%
Total Investments	$2,513,533,478	$2,487,588,823	100.0%	$2,314,667,480	$2,292,614,325	100.0%

As of March 31, 2026, three investments across two broadly syndicated loan borrowers were on non-accrual status. As of March 31, 2026, no private credit borrowers were on non-accrual status. As of December 31, 2025, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Health Care Services	14.3%	13.1%
Diversified Financial Services	9.4%	10.1%
Application Software	7.9%	8.8%
Specialized Consumer Services	7.7%	9.2%
Diversified Support Services	7.6%	7.1%
Packaged Foods & Meats	5.7%	6.2%
Paper & Plastic Packaging Products & Materials	5.6%	5.4%
Aerospace & Defense	4.5%	3.8%
Life Sciences Tools & Services	3.3%	3.5%
IT Consulting & Other Services	3.0%	3.3%
Industrial Machinery & Supplies & Components	2.8%	2.6%
Trading Companies & Distributors	2.7%	2.7%
Health Care Technology	2.6%	2.1%
Electrical Components & Equipment	2.4%	2.5%
Air Freight & Logistics	2.3%	2.1%
Building Products	1.7%	1.5%
Research & Consulting Services	1.6%	1.8%
Health Care Facilities	1.5%	1.5%
Health Care Supplies	1.5%	1.5%
Environmental & Facilities Services	1.4%	1.1%
Data Processing & Outsourced Services	1.2%	1.1%
Specialty Chemicals	1.1%	1.2%
Education Services	1.1%	0.0%
Electronic Manufacturing Services	0.9%	1.0%
Soft Drinks & Non-alcoholic Beverages	0.8%	0.8%
Advertising	0.7%	0.8%
Mutual Funds	0.7%	0.6%
Insurance Brokers	0.5%	0.6%
Specialized Finance	0.5%	0.5%
Construction & Engineering	0.5%	0.5%
Oil & Gas Storage & Transportation	0.4%	0.4%
Pharmaceuticals	0.4%	0.4%
Electronic Components	0.3%	0.4%
Office Services & Supplies	0.3%	0.3%
Transaction & Payment Processing Services	0.2%	0.2%
Independent Power Producers & Energy Traders	0.2%	0.2%
Leisure Facilities	0.2%	0.2%
Hotels, Resorts & Cruise Lines	0.1%	0.2%
Food Retail	0.1%	0.2%
Fertilizers & Agricultural Chemicals	0.1%	0.0%
Home Improvement Retail	0.1%	0.2%
Internet Services & Infrastructure	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Property & Casualty Insurance	0.0%	0.2%
Distributors	0.0%	0.1%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	March 31, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,435,326,225	97.9%	182.9%	$2,249,204,601	98.2%	176.4%
Australia	31,665,361	1.3%	2.4%	31,937,353	1.4%	2.5%
Canada	16,739,303	0.7%	1.3%	10,115,616	0.4%	0.8%
Luxembourg	3,317,972	0.1%	0.2%	800,325	0.0%	0.1%
Grand Cayman	539,962	0.0%	0.0%	556,430	0.0%	0.0%
Total	$2,487,588,823	100.0%	186.8%	$2,292,614,325	100.0%	179.8%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Rating	Fair Value	Fair Value
1	$—	$—
2	2,143,017,060	2,005,423,967
3	118,694,437	73,802,589
4	—	5,024,745
5	10,867,178	—
Total	$2,272,578,675	$2,084,251,301

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended March 31,
	2026	2025
Total investment income	$58,790,768	$41,331,409
Net expenses	28,476,797	18,395,187
Net investment income (loss) before taxes	30,313,971	22,936,222
Net change in provision (benefit) for income and excise taxes	1,181	(6,078)
Net investment income (loss) after taxes	30,312,790	22,942,300
Net realized gain (loss)	(2,174,649)	(38,563)
Net change in unrealized appreciation (depreciation)	(5,409,313)	(8,332,871)
Net increase (decrease) in net assets resulting from operations	$22,728,828	$14,570,866

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$54,000,126	$39,424,416
Dividend income	3,536,079	1,070,817
Other income	1,254,563	836,176
Total Investment Income	$58,790,768	$41,331,409

For the three months ended March 31, 2026, total investment income was approximately $58.8 million, representing a nearly 42% increase compared to the prior year. The increase in total investment income was primarily due to the increased size of the investment portfolio and partially offset by an 0.66% decline in weighted average portfolio yield (at fair value). The size of the Fund’s investment portfolio at fair value was approximately $2.5 billion as of March 31, 2026 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.05%. For the three months ended March 31, 2025, total investment income was $41.3 million, primarily driven by the continued capital investment and the performance of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was $1.8 billion as of March 31, 2025 and its weighted average yield on debt and income producing investments, at fair value, was 9.71%. The year over year decline in the weighted average yield on debt and income producing investments is primarily attributable to the decline in the Secured Overnight Financing Rate (“SOFR”) given the floating rate nature of the Fund’s investment portfolio.

The interest rate for most of the 2025 held steady with the SOFR rate at approximately 4.30% before declining to approximately 3.90% at the end of 2025. During the first quarter of 2026 SOFR was at approximately 3.70%, compared to approximately 4.30% during the first quarter of 2025. Spreads in the traditional middle market, the Fund's primary area of focus, remained modestly compressed in the first quarter of 2026.

While interest rates are considered when determining appropriate capital structures of our borrowers, future interest rate increases may result in a higher cost of capital for our borrowers. This could in turn negatively impact the free cash flow of certain borrowers, impacting their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted. The portfolio management team strives to structure each loan for the current market conditions while building in sufficient cushions to account for unexpected changes in rates over the terms of the loans.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$17,509,965	$11,743,602
Management fees	4,211,943	2,747,486
Income based incentive fees	4,328,557	3,160,484
Capital gains incentive fees	—	(822,417)
Distribution and shareholder servicing fees
Class S	5,844	3,498
Class D	8	7
Administration fees	1,088,152	709,442
Custodian fees	—	—
Board of Trustees' fees	99,836	82,677
Professional fees	466,295	502,636
Registration fees	8,810	459,300
Other general and administrative expenses	757,387	671,564
Total Expenses Before Reductions	28,476,797	19,258,279
Expense support	—	(863,092)
Net Expenses	28,476,797	18,395,187
Net change in provision (benefit) for income and excise taxes	1,181	(6,078)
Net Expenses Including Taxes	$28,477,978	$18,389,109

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the three months ended March 31, 2026 and 2025, was approximately $17.5 million and $11.7 million, respectively. The increase in total interest expense was driven by the growth in the portfolio and the related increase in borrowings, which was partially offset by the combination of lower fund leverage and lower weighted average cost of borrowings. Leverage for the fund or (Fund’s debt obligations to net assets) decreased from 0.92:1.00 as of March 31, 2026 compared to 0.87:1.00 as of March 31, 2025, and the weighted average cost of borrowings for the Fund decreased from 6.52% as of March 31, 2025 to 5.89% as of March 31, 2026. Growth in investments drove the increase in borrowings under the Fund’s credit facilities along with the issuance of the 2025 Senior Notes as the Fund continues to move toward target leverage levels. The average principal balance outstanding increased from $0.7 billion for the three months ended March 31, 2025 to $1.1 billion for the three months ended March 31, 2026.

Management Fees

For the three months ended March 31, 2026 and 2025, management fees were approximately $4.2 million and $2.7 million, respectively. The increase in management fees was due to an increase in the average net assets, compared to the three months ended March 31, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the three months ended March 31, 2026 and 2025, income based incentive fees were approximately $4.3 million and $3.2 million, respectively. The increase in income based incentive fees was due to growth of the Fund’s income, attributed to continued capital deployment and the performance of the Fund’s investment portfolio, compared to the three months ended March 31, 2025.

Capital Gains Incentive Fees

For the three months ended March 31, 2026, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the three months ended March 31, 2025, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.8 million, attributable to net realized and change in unrealized losses of approximately $8.4 million, none of which was payable under the Advisory Agreement. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States of America (“GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $2.4 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. Total other expenses were primarily comprised of administration fees, other general and administrative expenses, professional fees, registration fees, Board of Trustees’ fees and the amortization of the Fund’s offering costs, as applicable. Increases in expenses were primarily driven by an increase in administration fees and other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund, partially offset by a decrease in the amortization of the Fund's offering costs.

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

As of March 31, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.2 million and $0.1 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2026, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of provision for taxes related to income of a nominal amount, and net change in provision for deferred tax expense related to unrealized appreciation on investments of approximately $0.1 million. For the three months ended March 31, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.1 million, which was comprised of benefit for taxes related to income of a nominal amount, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.1 million. The Fund did not incur an excise tax for the three months ended March 31, 2026 and 2025.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on non-controlled / non-affiliate investments	$(2,155,557)	$(310,141)
Net realized gain (loss) on non-controlled / affiliate investments	—	272,998
Net realized gain (loss) on swaps	(18,741)	—
Net realized gain (loss) on foreign currency transactions	(351)	(1,420)
Net Realized Gain (Loss)	$(2,174,649)	$(38,563)

For the three months ended March 31, 2026, the Fund generated a net realized loss on investments of approximately $2.2 million, as the portfolio management team elected to sell several broadly syndicated loans of the Fund’s non-controlled / non-affiliate investments (not representing real losses on private credit investments) generating realized losses of approximately $2.3 million, partially offset by a gain on sales of non-controlled / affiliate investments of approximately $0.2 million (income from the syndication of private credit investments). These realized losses relate primarily to the sale of broadly syndicated loans as the Fund sought to reduce exposure where possible to avoid further volatility related to these positions in the liquid markets. For the three months ended March 31, 2025, the Fund generated a net realized loss on investments of approximately $0.04 million from the sale of investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(821,895)	$(7,145,875)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(3,069,605)	(1,102,472)
Net change in unrealized appreciation (depreciation) on swaps	(1,532,319)	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	91,269	9,158
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(76,763)	(93,682)
Net change in unrealized appreciation (depreciation)	$(5,409,313)	$(8,332,871)

For the three months ended March 31, 2026, the Fund recorded approximately $0.8 million net change in unrealized depreciation on non-controlled / non-affiliate investments attributable in part to the performance of a limited number of underlying investments in both the broadly syndicated and private credit loan portfolio. Furthermore, the Fund recorded a $3.1 million net change in unrealized depreciation on non-controlled / affiliate investments, related to the change in the fair value of its holdings in a broadly syndicated loan mutual fund. The Fund reduced its exposure to broadly syndicated loans overall compared to March 31, 2025 in order to decrease portfolio volatility, while increasing its proportion of non-control / affiliated assets in the broadly syndicated loan mutual fund due to the benefits of enhanced diversification and improved liquidity. The Fund also recorded a net change in unrealized depreciation on swaps related to an interest rate swap associated with the Fund’s unsecured fixed rate debt. This swap is in place to align liabilities with the floating rate nature of the Fund’s assets. Additionally, the Fund recorded a tax provision of approximately $0.1 million, for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which partially contributed to the net change in unrealized depreciation for the three months ended March 31, 2026.

For the three months ended March 31, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) primarily due to market volatility driving spread widening and the performance of a small sub-set of underlying assets. Furthermore, the Fund recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further decreased the net change in unrealized appreciation (depreciation) for the year.

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

As of March 31, 2026 the Fund had three revolving credit facilities and two unsecured notes outstanding and as of December 31, 2025, the Fund had three revolving credit facilities outstanding. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026 and December 31, 2025, the Fund had $1.2 billion and $1.0 billion of debt outstanding under its revolving credit facilities and 2025 Senior Notes. As of March 31, 2026 and December 31, 2025 and the Fund’s asset coverage ratio was 215% and 222%, respectively.

Cash as of March 31, 2026, taken together with the Fund’s $0.8 billion of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

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

As of March 31, 2026, the Fund had $19.1 million in cash, $0.1 million in foreign cash and approximately $17.0 million in short-term liquid investments. During the three months ended March 31, 2026, cash used in operating activities was $174.0 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $171.1 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

As of March 31, 2025 the Fund had $12.7 million in cash and approximately $0.2 million in foreign cash and approximately $18.7 million in short-term liquid investments. During the three months ended March 31, 2025, cash used in operating activities was $350.9 million, primarily as a result of funding new investments, partially offset by sales of investments and principal repayments. Cash provided by financing activities was $345.3 million during the period, primarily as a result of new share issuances and net borrowings, partially offset by share repurchases and distributions to shareholders.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	3,352,263	$84,148,866
Share transfers between classes	—	—
Distributions reinvested	640,230	16,081,252
Share repurchases	(1,427,358)	(35,617,575)
Early repurchase deduction	—	54,740
Net increase (decrease)	2,565,135	$64,667,283
CLASS S
Subscriptions	5,805	145,780
Share transfers between classes	—	—
Distributions reinvested	952	23,917
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	6,757	$169,697
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	12	271
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	12	$271
Total net increase (decrease)	2,571,904	$64,837,251

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	5,279,518	$136,018,243
Share transfers between classes	—	—
Distributions reinvested	551,152	14,201,500
Share repurchases	(208,686)	(5,330,021)
Early repurchase deduction	—	3,946
Net increase (decrease)	5,621,984	$144,893,668
CLASS S
Subscriptions	21,832	562,944
Share transfers between classes	—	—
Distributions reinvested	604	15,553
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	22,436	$578,497
CLASS D
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	14	347
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	14	$347
Total net increase (decrease)	5,644,434	$145,472,512

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the three months ended March 31, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1910	$10,002,474
February 27, 2026	February 27, 2026	March 20, 2026	0.1910	10,230,182
March 27, 2026	March 31, 2026	April 22, 2026	0.1910	10,451,184
			$0.5730	$30,683,840

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1732	$18,366
February 27, 2026	February 27, 2026	March 31, 2026	0.1732	19,094
March 27, 2026	March 31, 2026	April 22, 2026	0.1732	19,483
			$0.5196	$56,943

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1858	$90
February 27, 2026	February 27, 2026	March 31, 2026	0.1858	91
March 27, 2026	March 31, 2026	April 22, 2026	0.1858	92
			$0.5574	$273

The following table summarizes the Fund’s distributions declared and payable for the three months ended March 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
			$0.6525	$22,219,332

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
			$0.5978	$38,183

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
			$0.6363	$283

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

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the three months ended March 31, 2026:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.56	$30,270,183	$0.51	$56,183	$0.55	$269
Accumulated undistributed taxable net investment income from prior periods	0.01	413,657	0.01	760	0.01	4
Total	$0.57	$30,683,840	$0.52	$56,943	$0.56	$273

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the three months ended March 31, 2025.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.65	$22,219,332	$0.60	$38,183	$0.64	$283
Total	$0.65	$22,219,332	$0.60	$38,183	$0.64	$283

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three months ended March 31, 2026 and 2025 were, $1.1 billion and $0.7 billion, respectively, and 5.89% and 6.52%, respectively. The increase in interest expense was primarily driven by the increased borrowings of the Fund as it continues to scale. The Fund’s weighted average interest rate paid as of March 31, 2026 and December 31, 2025 was 5.85% and 6.18%, respectively. The Fund’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$419,865,071	$419,865,071	$—	$720,134,929
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	104,034,014	965,986	—
Series 2025B Notes	105,000,000	105,000,000	103,892,430	1,107,570	—
Total	$2,000,000,000	$1,154,865,071	$1,152,791,515	$2,073,556	$845,134,929

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

For additional information on the Fund’s borrowings, refer to “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $518.8 million and $474.6 million, respectively.

In addition, the Fund was party to subscription agreements to fund equity investment commitments. As of March 31, 2026 and December 31, 2025, the Fund had unfunded equity investment commitments of approximately $0.1 million as of each period presented.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.

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

Recent Developments

See “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 11. Subsequent Events.” for a summary of recent developments.

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

As the fair value measurement for substantially all of the Fund's investments is determined using subjective judgements and unobservable inputs, changes to the assumptions and estimates underlying the fair value measurements are reasonably likely to have a material impact on the financial condition and results of operations of the Fund. Information on valuation techniques and unobservable inputs used, including the impact to the valuation from a change in the input, for the fair value measurements of investments categorized as Level 3 in the fair value hierarchy is included in “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 6. Fair Value Measurements.”

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

As of March 31, 2026, 99.6% of the Fund’s debt investments at fair value were at floating rates and 0.4% were at fixed rates. Based on the Fund’s consolidated statement of assets and liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$68,443,300	28,345,952	$40,097,348
Up 200 basis points	45,628,867	18,897,301	26,731,566
Up 100 basis points	22,814,433	9,448,651	13,365,782
Down 100 basis points	(22,814,433)	(9,448,651)	(13,365,782)
Down 200 basis points	(45,628,047)	(18,897,301)	(26,730,746)
Down 300 basis points	(63,223,387)	(28,345,952)	(34,877,435)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed on our annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2026, as well as the risk factors set forth on our registration statement on Form N-2, filed with the SEC on April 23, 2026.

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

The following table presents the share repurchases completed for the three months ended March 31, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 9. Net Assets.”

Recent Sales of Unregistered Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on March 27, 2026 for information about unregistered sales of our equity securities during the quarter.

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

FIDELITY PRIVATE CREDIT FUND

Date: May 8, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: May 8, 2026	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909884.103

BDC-10Q1-0526