Form 10-Q
period 2026-06-30
Fidelity Private Credit Fund
filed 2026-08-12
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 5, 2026 was 54,788,892, 130,452 and 507 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $2,334,443,681 and $2,135,060,196 as of June 30, 2026 and December 31, 2025, respectively)	$2,304,308,720	$2,114,508,287
Non-controlled / affiliate investments (amortized cost $176,012,327 and $179,607,284 as of June 30, 2026 and December 31, 2025, respectively)	172,151,840	178,106,038
Cash	67,347,062	21,649,234
Foreign cash (cost $90,500 and $97,015 as of June 30, 2026 and December 31, 2025, respectively)	88,242	98,584
Segregated cash with brokers for derivative instruments	3,604,626	4,224,283
Deferred financing costs	12,271,826	13,367,865
Receivables from sales and paydowns of investments	2,883,335	5,279,722
Interest receivable	25,482,019	20,508,755
Dividend receivable	35,100	1,279,780
Prepaid expenses and other assets	173,770	158,101
Total Assets	$2,588,346,540	$2,359,180,649
Liabilities
Debt (net of unamortized debt issuance costs $1,913,703 and $2,230,742 as of June 30, 2026 and December 31, 2025, respectively)	1,178,725,464	1,039,821,825
Payable for daily variation margin on centrally cleared swaps	345,777	280,714
Payable for purchases of investments	—	2,806,491
Payable for capital shares repurchased	38,356,463	11,184,753
Distributions payable	10,648,330	9,792,546
Interest payable	12,806,717	12,483,222
Deferred revenue	—	37,777
Management fee payable	1,445,276	1,339,310
Income based incentive fee payable	4,500,608	4,307,716
Due to affiliates, net	514,330	489,577
Other accounts payable and accrued liabilities	814,619	793,943
Total Liabilities	$1,248,157,584	$1,083,337,874
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 54,210,196 and 50,834,149 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	542,102	508,341
Paid-in-capital in excess of par value	1,382,061,666	1,296,867,019
Total distributable earnings (loss)	(42,414,812)	(21,532,585)
Total Net Assets	$1,340,188,956	$1,275,842,775
Total Liabilities and Net Assets	$2,588,346,540	$2,359,180,649

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	June 30, 2026	December 31, 2025
	(unaudited)
Class I Shares
Net assets	$1,337,157,833	$1,273,179,684
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	54,087,460	50,727,940
Net asset value per share	$24.72	$25.10

Class S Shares
Net assets	$3,018,674	$2,651,001
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	122,232	105,728
Net asset value per share	$24.70	$25.07

Class D Shares
Net assets	$12,449	$12,090
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	504	481
Net asset value per share⁽¹⁾	$24.72	$25.10
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
From non-controlled / non-affiliate investments
Interest income	$57,631,863	$46,246,472	$111,631,989	$85,670,888
Dividend income	290,751	169,545	529,808	393,523
Other income	635,695	406,461	1,890,258	1,242,637
From non-controlled / affiliate investments
Dividend income	3,391,549	1,857,450	6,688,571	2,704,289
Total Investment Income	61,949,858	48,679,928	120,740,626	90,011,337
Expenses
Interest expense	18,948,310	16,170,072	36,458,275	27,913,674
Management fees	4,280,363	3,146,157	8,492,306	5,893,643
Income based incentive fees	4,500,608	3,378,908	8,829,165	6,539,392
Capital gains incentive fees	—	—	—	(822,417)
Distribution and shareholder servicing fees
Class S	6,156	4,075	12,000	7,573
Class D	7	7	15	14
Administration fees	1,104,707	813,807	2,192,859	1,523,249
Board of Trustees’ fees	91,163	118,148	190,999	200,825
Professional fees	664,137	1,073,535	1,130,432	1,576,171
Registration fees	9,362	—	18,172	459,300
Other general and administrative expenses	788,980	501,534	1,546,367	1,173,098
Total Expenses Before Reductions	30,393,793	25,206,243	58,870,590	44,464,522
Expense support	(34,455)	(701,601)	(34,455)	(1,564,693)
Net Expenses	30,359,338	24,504,642	58,836,135	42,899,829
Net Investment Income (Loss) Before Taxes	31,590,520	24,175,286	61,904,491	47,111,508
Net change in provision (benefit) for income and excise taxes	71,106	118,307	72,287	112,229
Net Investment Income (Loss) After Taxes	31,519,414	24,056,979	61,832,204	46,999,279
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(2,409,194)	(1,760,643)	(4,564,751)	(2,070,784)
Net realized gain (loss) on non-controlled / affiliate investments	(495,815)	(84,675)	(495,815)	188,323
Net realized gain (loss) on swaps	2,162	(10,059)	(16,579)	(10,059)
Net realized gain (loss) on foreign currency transactions	(2,827)	(69,249)	(3,178)	(70,669)
Net realized gain (loss)	(2,905,674)	(1,924,626)	(5,080,323)	(1,963,189)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	(8,761,157)	(2,481,575)	(9,583,052)	(9,627,450)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	710,364	70,869	(2,359,241)	(1,031,603)
Net change in unrealized appreciation (depreciation) on swaps	(2,154,739)	1,697,905	(3,687,058)	1,697,905
Net change in unrealized appreciation (depreciation) on foreign currency translation	129,467	(317,985)	220,736	(308,827)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	86,129	(41,634)	9,366	(135,316)
Net change in unrealized appreciation (depreciation)	(9,989,936)	(1,072,420)	(15,399,249)	(9,405,291)
Net Realized and Change in Unrealized Gains (Losses)	(12,895,610)	(2,997,046)	(20,479,572)	(11,368,480)
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,623,804	$21,059,933	$41,352,632	$35,630,799

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$31,519,414	$24,056,979	$61,832,204	$46,999,279
Net realized gain (loss)	(2,905,674)	(1,924,626)	(5,080,323)	(1,963,189)
Net change in unrealized appreciation (depreciation)	(9,989,936)	(1,072,420)	(15,399,249)	(9,405,291)
Net increase (decrease) in net assets resulting from operations	18,623,804	21,059,933	41,352,632	35,630,799
Distributions to Common Shareholders:
Class I	(31,432,991)	(25,799,834)	(62,116,831)	(48,019,166)
Class S	(60,534)	(45,210)	(117,477)	(83,393)
Class D	(278)	(291)	(551)	(574)
Net decrease in net assets resulting from distributions	(31,493,803)	(25,845,335)	(62,234,859)	(48,103,133)
Share Transactions:
Class I:
Proceeds from shares sold	42,189,556	124,500,923	126,338,422	260,519,166
Distributions reinvested	16,314,419	13,380,981	32,395,671	27,582,481
Repurchased shares, net of early repurchase deduction	(38,355,416)	(6,143,661)	(73,918,251)	(11,469,736)
Net increase (decrease) in net assets from share transactions	20,148,559	131,738,243	84,815,842	276,631,911
Class S:
Proceeds from shares sold	217,391	237,639	363,171	800,583
Distributions reinvested	24,931	14,364	48,848	29,917
Net increase (decrease) in net assets from share transactions	242,322	252,003	412,019	830,500
Class D:
Proceeds from shares sold	—	—	—	—
Distributions reinvested	276	288	547	635
Net increase (decrease) in net assets from share transactions	276	288	547	635
Total increase (decrease) in net assets	7,521,158	127,205,132	64,346,181	264,990,712
Net assets, beginning of period	1,332,667,798	912,880,261	1,275,842,775	775,094,681
Net Assets, End of Period	$1,340,188,956	$1,040,085,393	$1,340,188,956	$1,040,085,393

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$41,352,632	$35,630,799
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(343,204,750)	(746,905,463)
Proceeds from sales of investments and principal repayments	161,788,253	240,389,929
Net proceeds (payments) from sales (purchases) of short-term securities	(11,461,466)	(4,779,023)
Net realized (gain) loss on investments	5,060,566	1,882,461
Net realized (gain) loss on foreign currency transactions	3,178	70,669
Net change in unrealized (appreciation) depreciation on investments	11,942,293	10,659,053
Net change in unrealized (appreciation) depreciation on foreign currency translation	(220,736)	308,827
Payment-in-kind interest capitalized	(2,344,252)	(442,454)
Net accretion of discount and amortization of premium	(5,626,879)	(4,455,200)
Amortization of deferred financing and debt issuance costs	2,045,024	1,320,763
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	2,396,387	(3,158,395)
(Increase) decrease in receivable for daily variation margin on centrally cleared swaps	—	(272,068)
(Increase) decrease in interest receivable	(4,973,264)	(4,643,780)
(Increase) decrease in dividend receivable	1,244,680	(329,332)
(Increase) decrease in prepaid expenses and other assets	(15,669)	64,481
Increase (decrease) in payable for purchases of investments	(2,806,491)	(3,012,298)
Increase (decrease) in payable for daily variation margin on centrally cleared swaps	65,063	—
Increase (decrease) in deferred revenue	(37,777)	406,402
Increase (decrease) in interest payable	323,495	4,988,425
Increase (decrease) in income based incentive fee payable	192,892	573,053
Increase (decrease) in capital gains incentive fee payable	—	(822,417)
Increase (decrease) in management fee payable	105,966	271,016
Increase (decrease) in due to affiliates, net	24,753	(109,714)
Increase (decrease) in other accounts payable and accrued liabilities	20,676	287,777
Net Cash Provided by (Used in) Operating Activities	(144,125,426)	(472,076,489)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Financing Activities:
Payment of deferred financing and debt issuance costs	(631,947)	(11,058,741)
Proceeds from issuance of Common Shares	126,701,593	261,319,749
Repurchased shares, net of early repurchase deduction paid	(46,746,541)	(11,720,141)
Capital distributions	(28,934,009)	(22,750,311)
Proceeds from borrowings	227,000,000	759,992,138
Repayment of borrowings	(88,221,953)	(490,029,646)
Net Cash Provided by (Used in) Financing Activities	189,167,143	485,753,048
Net increase (decrease) in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments	45,041,717	13,676,559
Effect of foreign currency exchange rates changes	26,112	21,315
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, beginning of the period	25,972,101	18,338,229
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, End of the Period	$71,039,930	$32,036,103
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$32,445,066	$27,613,033
Reinvestment of distributions	$(32,445,066)	$(27,613,033)
Non-cash purchases of payment-in-kind securities	$2,344,252	$442,454
Non-cash interest income from payment-in-kind securities	$(2,344,252)	$(442,454)
Cash paid for state and federal taxes	$136,700	$337,100
Cash paid for interest expense	$34,089,756	$21,604,486
The amounts included in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments include the following:
Cash	$67,347,062	$27,341,137
Foreign cash	88,242	241,532
Segregated cash with brokers for derivative instruments	3,604,626	4,453,434
Total Cash, Foreign cash, and Segregated cash with brokers for derivative instruments shown in the consolidated statements of cash flows	$71,039,930	$32,036,103

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.23%	4/26/2029	7,408,002	$7,312,727	$7,193,170
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/26/2029	-	(23,849)	(59,284)
MMGY Global LLC (i)(l)(r)	Term Loan	SOFR + 5.50%	9.23%	4/26/2029	2,955,267	2,922,943	2,869,564
Penn Quarter Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	8/25/2031	6,874,810	6,800,083	6,874,810
Penn Quarter Partners, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	8/25/2031	5,195,071	5,134,683	5,195,071
Penn Quarter Partners, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/25/2031	-	(27,932)	-
Penn Quarter Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.66%	8/25/2031	4,779,428	4,721,287	4,779,428
						26,839,942	26,852,759	2.01%
Aerospace & Defense
Aeron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.98%	1/2/2032	8,035,963	7,944,812	7,827,028
Aeron Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/2/2032	-	(61,450)	(212,677)
Aeron Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.98%	1/2/2032	2,692,115	2,630,411	2,552,125
Keel Platform LLC (f)(j)(l)(m)	Delayed Draw Term Loan	Prime + 3.75%	10.50%	1/19/2031	350,469	324,784	349,418
Keel Platform LLC (j)(l)(m)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	1/19/2031	14,601,364	14,438,752	14,557,560
Kinetic Engines Systems Inc (i)(l)(r)	Term Loan	SOFR + 4.75%	8.50%	5/3/2029	6,992,263	6,875,881	6,992,263
Kinetic Engines Systems Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.51%	5/3/2028	1,176,834	1,161,871	1,176,834
Kinetic Engines Systems Inc (i)(q)	Term Loan	SOFR + 4.75%	8.52%	5/3/2029	1,301,142	1,285,567	1,301,142
Prospect Mold & Die Company (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	3/30/2032	14,229,057	14,055,935	14,051,194
Prospect Mold & Die Company (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.73%	3/30/2032	541,000	503,203	501,552
Tex-Tech Industries Inc (j)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.64%	1/13/2031	20,963,988	20,802,690	20,963,988
Tex-Tech Industries Inc (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.64%	1/13/2031	2,830,581	2,798,596	2,830,581
Tex-Tech Industries Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 5.00%	8.64%	1/13/2031	2,547,523	2,518,722	2,547,523
Tighitco Inc (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.67%	2/28/2030	35,560,268	35,134,526	35,346,906

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Tighitco Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.69%	2/28/2030	3,601,040	$3,549,936	$3,573,510
Tighitco Inc (i)(l)	Term Loan	SOFR + 6.00%	9.66%	2/28/2030	413,043	406,928	410,565
						114,371,164	114,769,512	8.57%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(l)(m)	Term Loan	SOFR + 5.50%	9.17%	11/27/2030	3,060,153	3,025,009	3,054,032
Dynamic Connections, Ltd (i)(l)(m)(t)	Term Loan	CORRA + 5.50%	8.11%	11/27/2030	9,996,498	7,046,468	7,034,377
Dynamic Connections, Ltd (f)(i)(l)(m)	Delayed Draw Term Loan	SOFR + 5.50%	9.16%	11/27/2030	6,287,800	6,213,138	6,274,324
Dynamic Connections, Ltd (f)(i)(l)(m)	Revolving Credit Facility	-	-	11/27/2030	-	(24,893)	(4,503)
Dynamic Connections, Ltd (f)(i)(l)(m)	Delayed Draw Term Loan	-	-	11/27/2030	-	(67,496)	-
Pla Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.66%	11/22/2029	28,749,429	28,345,248	27,973,195
Pla Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.00%	10.66%	11/22/2029	2,274,170	2,224,528	2,175,926
R1 Holdings, LLC (i)(q)	Term Loan	SOFR + 6.75%	10.41%	12/29/2028	5,230,836	5,129,466	5,011,141
STG Distribution LLC (h)(l)(m)(y)	Term Loan	SOFR + 7.50% (7.25% PIK)	-	10/3/2029	1,684,734	1,612,186	1,968,106
STG Distribution LLC (h)(l)(m)(y)	Term Loan	SOFR + 7.50% (6.50% PIK)	-	10/3/2029	9,151,846	9,151,846	107,992
STG Distribution LLC (l)(m)(y)	Delayed Draw Term Loan	8.00% (8.00% PIK)	-	7/13/2026	2,152,221	2,137,600	1,938,720
STG Distribution LLC (l)(m)(y)	Term Loan	8.00% (8.00% PIK)	-	7/13/2026	2,730,577	2,730,577	3,189,860
STG Distribution LLC (l)(m)(y)	Term Loan	8.00% (8.00% PIK)	-	7/13/2026	218,318	218,318	2,576
						67,741,995	58,725,746	4.38%
Application Software
ACP Avenu Midco LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.69%	10/2/2029	16,757,813	16,472,262	16,724,297
ACP Avenu Midco LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.65%	10/2/2029	1,013,836	972,730	1,004,746
ACP Avenu Midco LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.69%	10/2/2029	9,195,007	9,055,391	9,176,617
ACP Avenu Midco LLC (i)(r)	Term Loan	SOFR + 5.00%	8.69%	10/2/2029	11,851,520	11,760,968	11,827,817
ACP Avenu Midco LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2029	-	(37,174)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.00%	8.69%	10/2/2029	4,439,010	4,403,105	4,430,132
ACP Falcon Buyer Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.19%	8/1/2029	20,692,966	20,319,554	20,692,966

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
ACP Falcon Buyer Inc (f)(i)(l)	Revolving Credit Facility	-	-	8/1/2029	-	$(15,643)	$-
Alegeus Technologies Holdings Corp (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.16%	11/5/2029	31,554,196	31,024,433	31,459,533
Aptean Inc (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	1/30/2031	12,140,875	12,066,003	11,744,224
Aptean Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.42%	1/30/2031	169,640	169,640	164,381
Aptean Inc (f)(j)(l)	Revolving Credit Facility	Prime + 3.75%	10.50%	1/30/2031	24,234	24,234	23,483
Aptean Inc (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2031	-	(2,948)	(26,088)
Atlas AU Bidco Pty Ltd / Atlas US Finco Inc (i)(l)(m)	Term Loan	SOFR + 5.00%	8.66%	12/9/2029	200,000	196,093	199,200
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(q)	Term Loan	SOFR + 4.50%	8.16%	12/9/2029	5,048,315	4,919,256	4,957,445
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR + 4.50%	8.16%	12/9/2029	26,727,331	26,376,399	26,246,239
Cytracom LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.64%	7/1/2029	16,761,033	16,647,305	16,476,096
Cytracom LLC (f)(i)(l)	Revolving Credit Facility	-	-	7/1/2029	-	(12,295)	(34,636)
Cytracom LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	7/1/2029	-	(30,347)	(56,565)
Modena Buyer LLC (g)(l)(m)	Term Loan	SOFR + 4.25%	7.91%	7/1/2031	4,929,937	4,850,879	4,544,170
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.64%	9/16/2028	5,003,214	4,918,232	5,003,214
Routeware, Inc (i)(l)(q)	Term Loan	SOFR + 5.25%	8.92%	9/18/2031	18,277,206	18,135,956	18,149,265
Routeware, Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.94%	9/18/2031	1,990,910	1,949,971	1,963,983
Routeware, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.89%	9/18/2031	391,654	377,012	388,913
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR + 6.25% (1.75% PIK)	11.42%	4/5/2029	10,074,530	9,878,455	9,681,623
User Zoom Technologies, Inc. (i)(l)	Term Loan	SOFR + 6.25% (1.75% PIK)	11.42%	4/5/2029	808,936	795,172	777,388
VS Buyer LLC (g)(l)(m)	Term Loan	SOFR + 2.25%	5.91%	4/14/2031	1,989,975	1,943,257	1,907,888
						197,157,900	197,426,331	14.73%
Building Products
Tgnl Purchaser LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.14%	6/25/2031	31,484,961	31,144,013	31,484,961
Tgnl Purchaser LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.50%	8.14%	6/25/2031	848,080	781,511	848,080
Vp Deliver Parent, Inc (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	2/17/2031	9,621,123	9,512,934	9,500,859
Vp Deliver Parent, Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	2/17/2031	-	(7,441)	(8,038)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Vp Deliver Parent, Inc (f)(i)(l)	Revolving Credit Facility	-	-	2/17/2031	-	$(15,949)	$(17,224)
						41,415,068	41,808,638	3.12%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.23%	4/9/2030	11,922,705	11,780,983	11,445,797
BPCP Craftsman Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/9/2030	-	(90,369)	(516,134)
BPCP Craftsman Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.16%	4/9/2030	529,369	469,190	317,621
						12,159,804	11,247,284	0.83%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.45%	6/29/2027	19,636,111	19,548,676	19,636,111
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	6/29/2027	9,948,354	9,892,400	9,878,716
						29,441,076	29,514,827	2.21%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	11/1/2030	16,822,620	16,664,547	16,822,620
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/1/2030	-	(25,805)	-
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.41%	11/1/2030	4,012,949	3,945,002	4,012,949
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	11/1/2030	19,475,832	19,282,851	19,475,832
Cub Financing Intermediate, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	6/28/2030	11,588,940	11,505,832	11,588,940
Cub Financing Intermediate, LLC (k)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	6/28/2030	5,386,813	5,341,773	5,386,813
						56,714,200	57,287,154	4.27%
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.25%	9.92%	9/19/2028	20,056,578	19,907,600	20,056,578
All-Lift Systems, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25%	9.91%	9/19/2028	1,466,720	1,442,551	1,466,720
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.63%	6/1/2027	14,568,047	14,451,409	13,460,875
American Trailer Rental Group, LLC (i)(q)	Term Loan	SOFR + 5.75%	9.63%	6/1/2027	4,868,563	4,834,235	4,498,552
CSC ServiceWorks East LLC (g)(k)(l)(m)	Term Loan	SOFR + 5.43%	9.10%	9/4/2030	814,691	778,515	834,928
CSC ServiceWorks East LLC (g)(k)(l)(m)	Term Loan	SOFR + 4.00%	7.93%	9/4/2030	4,900,515	4,235,627	3,670,192

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Eversmith Brands Intermediate Holding Company (i)(l)(q)	Term Loan	SOFR + 5.00%	8.66%	6/17/2030	4,525,277	$4,476,804	$4,525,277
Eversmith Brands Intermediate Holding Company (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.65%	6/17/2030	2,805,851	2,773,869	2,805,851
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Revolving Credit Facility	-	-	6/17/2030	-	(8,955)	-
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan	-	-	6/17/2030	-	(13,592)	-
Hy-Tek Opco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.23%	9/19/2028	26,697,191	26,498,851	26,537,008
Hy-Tek Opco, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.14%	9/19/2028	1,268,818	1,231,238	1,238,366
Identiti Resources LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.64%	11/1/2029	18,422,750	18,229,887	18,422,750
Identiti Resources LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	11/1/2029	7,552,587	7,476,499	7,552,587
Identiti Resources LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/1/2029	-	(26,654)	-
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	8.64%	11/1/2029	5,719,568	5,650,002	5,719,568
Kinetic Infrastructure Group, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.23%	3/13/2030	32,266,071	31,961,757	31,943,411
Kinetic Infrastructure Group, Inc. (f)(i)(l)	Delayed Draw Term Loan	-	-	3/13/2030	-	(17,706)	(19,133)
Kinetic Infrastructure Group, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	3/13/2030	-	(35,419)	(38,265)
National Power, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.23%	10/20/2029	14,041,084	13,944,288	13,816,426
National Power, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.15%	10/20/2029	1,951,118	1,922,153	1,881,745
National Power, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.50%	8.23%	10/20/2029	929,104	903,290	867,164
Perimeter Solutions Group, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	10/2/2030	19,771,743	19,596,295	19,534,482
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	10/2/2030	8,559,820	8,469,606	8,446,441
Perimeter Solutions Group, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/2/2030	-	(31,692)	(40,187)
Perimeter Solutions Group, LLC (i)(l)(r)	Term Loan	SOFR + 5.00%	8.73%	10/2/2030	4,645,919	4,594,672	4,590,168
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2030	-	(16,469)	(17,085)
						193,228,661	191,754,419	14.30%
Education Services
Professional Education Holdco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.14%	2/26/2032	22,264,306	22,009,253	21,986,002
Professional Education Holdco, LLC (i)(l)	Term Loan	16.00% (16.00% PIK)	16.00%	2/26/2032	4,975,820	4,880,044	4,876,303
Professional Education Holdco, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	2/26/2032	-	(104,371)	(111,067)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Professional Education Holdco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	2/26/2032	-	$(33,446)	$(35,542)
						26,751,480	26,715,696	1.99%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.73%	3/21/2030	28,836,014	28,491,438	28,836,014
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.73%	3/21/2030	7,099,919	6,992,290	7,099,919
Luminii LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/21/2030	-	(53,785)	-
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/21/2030	-	(14,963)	-
Principal Lighting Group, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.92%	11/4/2030	22,815,905	22,557,458	22,815,905
Principal Lighting Group, LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/4/2030	-	(35,644)	-
Warshaw Opco LLC (i)(l)(q)(r)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.73%	3/27/2030	23,198,325	22,917,843	21,272,864
Warshaw Opco LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.23%	3/27/2030	2,088,505	2,004,249	1,474,115
						82,858,886	81,498,817	6.08%
Electronic Components
Eds Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	1/10/2029	8,200,825	8,106,058	8,086,013
Eds Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/10/2029	-	(8,332)	(10,928)
						8,097,726	8,075,085	0.60%
Environmental & Facilities Services
Dragonfly Pond Works (i)(l)	Term Loan	SOFR + 5.00%	8.73%	8/16/2031	6,573,791	6,496,205	6,573,791
Dragonfly Pond Works (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	8/16/2031	7,771,938	7,708,283	7,771,938
Dragonfly Pond Works (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.67%	8/16/2031	571,187	539,263	571,187
Dragonfly Pond Works (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	8/16/2031	7,644,878	7,557,906	7,644,878
Dragonfly Pond Works (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	8/16/2031	1,758,681	1,696,336	1,758,681
Scp Mechanical Services Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	8/20/2031	11,828,624	11,698,013	9,947,873
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.67%	8/20/2031	340,515	313,119	(65,549)
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/20/2031	-	(63,936)	(1,820,476)
						35,945,189	32,382,323	2.41%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.50%	8.16%	11/15/2030	2,469,866	$2,328,382	$2,408,737
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.75%	8.41%	11/15/2030	997,500	893,252	965,909
						3,221,634	3,374,646	0.25%
Food Distributors
Orchard Park Bidco, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	4/21/2033	8,773,298	8,688,166	8,685,565
Orchard Park Bidco, Inc. (f)(i)(l)	Delayed Draw Term Loan	-	-	4/21/2033	-	(11,869)	(12,185)
Orchard Park Bidco, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	4/21/2033	-	(34,440)	(35,396)
						8,641,857	8,637,984	0.65%
Food Retail
Cardenas Merger Sub LLC (g)(j)(l)(m)	Term Loan	SOFR + 6.75%	10.58%	8/1/2029	4,805,916	4,734,989	3,024,555
						4,734,989	3,024,555	0.23%
Health Care Facilities
Infusion Services Management LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	7/6/2029	11,580,453	11,374,170	11,499,390
Infusion Services Management LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	7/6/2029	4,344,310	4,309,116	4,313,900
Infusion Services Management LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.64%	7/6/2029	2,595,146	2,511,904	2,547,454
Infusion Services Management LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.73%	7/6/2029	15,704,528	15,496,672	15,594,597
						33,691,862	33,955,341	2.53%
Health Care Services
Ab Centers Acquisition Corporation (j)(q)(r)	Term Loan	SOFR + 5.25%	8.89%	7/2/2031	19,267,859	19,060,778	19,036,644
Ab Centers Acquisition Corporation (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.89%	7/2/2031	1,740,191	1,710,777	1,711,230
Ab Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility	-	-	7/2/2031	-	(19,112)	(21,340)
Ab Centers Acquisition Corporation (j)(l)(q)	Term Loan	SOFR + 5.25%	8.89%	7/2/2031	7,043,346	7,016,759	6,958,826
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.89%	7/2/2031	8,902,632	8,843,878	8,795,800
Align Enta Mso Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.39%	3/25/2032	20,098,701	19,906,952	19,897,714
Align Enta Mso Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/25/2032	-	(30,870)	(32,158)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Align Enta Mso Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/25/2032	-	$(19,492)	$(20,362)
Align Enta Mso Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/25/2032	-	(15,435)	(16,079)
Bebright Mso, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.48%	6/3/2030	9,149,343	9,083,636	9,149,343
Bebright Mso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.48%	6/3/2030	7,344,542	7,295,991	7,344,542
Bebright Mso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/3/2030	-	(22,869)	-
Bebright Mso, LLC (i)(r)	Term Loan	SOFR + 5.25%	8.98%	6/3/2030	1,409,921	1,397,976	1,401,461
Bebright Mso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	6/3/2030	12,914,321	12,796,828	12,836,835
Bebright Mso, LLC (i)(r)	Term Loan	SOFR + 5.25%	8.98%	6/3/2030	1,353,330	1,340,484	1,345,210
Behavioral Framework LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.42%	11/20/2031	19,025,197	18,858,144	19,025,197
Behavioral Framework LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/20/2031	3,067,431	3,036,160	3,067,431
Behavioral Framework LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.40%	11/20/2031	409,001	384,521	409,001
Dpt Management, LLC (i)(l)(q)	Term Loan	SOFR + 6.00% (0.50% PIK)	9.64%	12/18/2027	23,764,863	23,644,747	23,146,977
Dpt Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.14%	12/18/2027	2,528,412	2,512,018	2,441,533
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(q)(r)	Term Loan	SOFR + 5.00%	8.57%	1/3/2029	9,168,822	9,027,015	9,150,484
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(l)(q)	Term Loan	SOFR + 5.00%	8.68%	1/3/2029	10,502,510	10,389,756	10,481,505
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	1/3/2029	6,626,364	6,539,635	6,613,111
Future Care Associates LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.99%	1/27/2029	16,913,384	16,725,742	16,913,384
Future Care Associates LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.99%	1/27/2029	14,700,000	14,536,242	14,700,000
Houseworks Holdings, LLC (i)(r)	Term Loan	SOFR + 5.50%	9.23%	12/15/2028	4,825,000	4,728,000	4,723,675
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.22%	12/15/2028	308,673	301,460	297,959
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	12/15/2028	2,977,041	2,928,692	2,914,523
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	12/15/2028	855,179	844,184	837,220
Lifecare Intermediate II, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.98%	5/20/2030	5,105,201	5,060,682	5,049,044
Lifecare Intermediate II, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	5/20/2030	1,127,078	1,106,381	1,100,926
Lifecare Intermediate II, LLC (i)(l)	Term Loan	SOFR + 5.25%	8.98%	5/20/2030	1,701,734	1,686,888	1,683,015
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	12/13/2030	15,457,597	15,255,121	15,272,106

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
NE Ortho Management Services, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.74%	12/13/2030	446,803	$422,462	$419,995
NE Ortho Management Services, LLC (i)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	12/13/2030	12,402,306	12,256,601	12,253,479
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	12/13/2030	5,767,616	5,702,893	5,698,405
NE Ortho Management Services, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	12/13/2030	1,358,168	1,329,459	1,317,573
The Smilist Dso, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.73%	4/4/2029	16,793,935	16,561,667	16,793,935
The Smilist Dso, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.64%	4/4/2029	605,662	594,050	605,662
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.73%	4/4/2029	3,646,303	3,600,376	3,646,303
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.73%	4/4/2029	4,540,314	4,482,812	4,540,314
The Smilist Dso, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	4/4/2029	8,798,132	8,731,756	8,734,614
Tiger Healthcare Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.23%	2/27/2030	5,687,563	5,624,770	5,357,685
Tiger Healthcare Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.23%	2/27/2030	11,013,352	10,847,404	10,374,577
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.23%	2/27/2030	500,000	486,179	442,000
Together Womens Health, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.14%	8/26/2031	13,234,782	13,088,500	13,234,782
Together Womens Health, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.14%	8/26/2031	1,692,821	1,614,683	1,692,821
Together Womens Health, LLC (f)(j)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(25,025)	-
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.25%	8.99%	12/12/2028	5,418,475	5,343,935	5,418,475
VIP Medical US Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.99%	12/12/2028	12,039,500	11,920,752	12,039,500
VIP Medical US Buyer, LLC (i)(l)(r)	Term Loan	SOFR + 5.25%	8.99%	12/12/2028	10,270,000	10,198,535	10,270,000
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	8.99%	12/12/2028	6,965,000	6,906,807	6,965,000
						345,600,285	346,019,877	25.83%
Health Care Supplies
C2dx, Inc (i)(l)(q)	Term Loan	SOFR + 5.75%	9.42%	3/19/2030	8,735,874	8,639,931	8,613,572
C2dx, Inc (f)(i)(l)	Revolving Credit Facility	-	-	3/19/2030	-	(18,715)	(27,579)
C2dx, Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	3/19/2030	4,819,726	4,774,290	4,752,249
Premier Dental Products Company LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	1/31/2031	23,408,452	23,133,650	23,408,452
Premier Dental Products Company LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/31/2031	-	(54,280)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Premier Dental Products Company LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/31/2031	-	$(54,746)	$-
						36,420,130	36,746,694	2.74%
Health Care Technology
Andretti Buyer, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.23%	1/30/2033	16,966,495	16,813,037	16,796,830
Andretti Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2033	-	(6,617)	(7,087)
Andretti Buyer, LLC (f)(j)(l)	Revolving Credit Facility	-	-	1/30/2033	-	(13,312)	(14,174)
Harmony Hit US Holdings Inc (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.39%	12/3/2030	21,760,888	21,548,921	21,652,084
Harmony Hit US Holdings Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	12/3/2030	-	(21,929)	-
Harmony Hit US Holdings Inc (f)(i)(l)	Revolving Credit Facility	-	-	12/3/2030	-	(36,821)	(19,875)
Pillr Health Intermediate II, LLC (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.42%	12/31/2031	2,340,087	2,284,279	2,340,087
Pillr Health Intermediate II, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	12/31/2031	25,355,501	25,127,364	25,355,501
Pillr Health Intermediate II, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.49%	12/31/2031	5,107,494	5,035,643	5,107,494
						70,730,565	71,210,860	5.31%
Home Improvement Retail
LBM Acquisition LLC (g)(j)(l)(m)	Term Loan	SOFR + 3.75%	7.50%	6/6/2031	3,920,000	3,890,164	3,275,317
						3,890,164	3,275,317	0.24%
Hotels, Resorts & Cruise Lines
Horizon US Finco LP (g)(l)(m)	Term Loan	SOFR + 4.75%	8.41%	10/31/2031	3,947,308	3,915,292	3,680,865
						3,915,292	3,680,865	0.27%
Independent Power Producers & Energy Traders
Natgasoline LLC (g)(l)(m)	Term Loan	SOFR + 5.50%	9.14%	3/29/2030	4,819,225	4,702,806	4,807,177
						4,702,806	4,807,177	0.36%
Industrial Machinery & Supplies & Components
Endurance PT Technology Buyer Corporation (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.23%	10/28/2031	29,850,000	29,730,273	29,670,900
La-Co Industries, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	7/2/2030	17,570,066	17,379,459	17,570,066
La-Co Industries, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.64%	7/2/2030	148,715	133,733	148,715

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	10.88%	1/9/2029	10,666,365	$10,508,920	$10,666,365
Precision I Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.41%	3/12/2032	8,961,144	8,874,891	8,871,532
Precision I Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/12/2032	-	(14,250)	(14,973)
						66,613,026	66,912,605	4.99%
Insurance Brokers
Knight AcquireCo, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.15%	11/7/2032	12,528,440	12,483,416	12,528,440
Knight AcquireCo, LLC (f)(k)(l)	Delayed Draw Term Loan	-	-	11/7/2032	-	(9,497)	-
						12,473,919	12,528,440	0.93%
Internet Services & Infrastructure
Kaseya Inc (g)(l)(m)	Term Loan	SOFR + 3.25%	6.91%	3/22/2032	1,989,924	1,894,715	1,531,127
						1,894,715	1,531,127	0.11%
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	10/8/2030	21,769,814	21,532,755	21,769,814
Cait Intermediate, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/8/2030	-	(26,393)	-
Digital Experience Services, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.63%	4/25/2030	15,358,464	15,173,600	14,728,767
Digital Experience Services, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.62%	4/25/2030	9,098,565	8,941,059	8,511,145
Digital Experience Services, LLC (f)(i)(l)	Revolving Credit Facility	Prime + 4.00%	10.75%	4/25/2030	646,400	616,668	540,390
Insight Technology Operation LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.98%	3/31/2031	28,859,107	28,498,510	28,859,107
Insight Technology Operation LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/31/2031	-	(50,486)	-
						74,685,713	74,409,223	5.55%
Leisure Facilities
United PF Holdings LLC (l)(m)	Term Loan	SOFR + 4.00%	7.93%	12/30/2026	4,942,300	4,894,132	3,459,610
						4,894,132	3,459,610	0.26%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	9/26/2031	14,712,098	14,582,291	14,712,098
Ecir Intermediate II LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/26/2031	-	(30,790)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Ecir Intermediate II LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/26/2031	-	$(15,423)	$-
Wci-Bxc Purchaser, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/6/2030	-	(26,917)	(20,605)
Wci-Bxc Purchaser, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.41%	11/6/2031	37,087,490	36,493,685	36,753,703
Woven Health Collective, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.39%	10/23/2028	27,695,652	27,591,369	27,695,652
Woven Health Collective, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	10/23/2028	695,652	662,202	695,652
Woven Health Collective, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.39%	10/23/2028	1,739,130	1,725,739	1,739,130
						80,982,156	81,575,630	6.09%
Office Services & Supplies
Mse Supplies, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	8/14/2030	6,631,466	6,547,355	6,147,369
Mse Supplies, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.17%	8/14/2030	776,202	755,532	653,022
						7,302,887	6,800,391	0.51%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR + 7.25% (5.50% PIK)	10.98%	10/18/2029	20,148,147	19,851,334	16,783,407
CCI Prime, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	10.95%	10/18/2029	1,640,222	1,618,948	1,366,305
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.25%	10.98%	10/18/2029	700,000	686,101	533,000
Midas Foods International LLC (i)(l)	Term Loan	SOFR + 6.25%	9.89%	4/30/2029	6,564,298	6,488,311	6,564,298
Midas Foods International LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	9.89%	4/30/2029	5,953,549	5,885,091	5,953,549
Midas Foods International LLC (f)(i)(l)	Revolving Credit Facility	-	-	4/30/2029	-	(23,020)	-
Midas Foods International LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/30/2029	-	(81,846)	-
Nutrail Acquisitionco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.23%	5/23/2030	26,088,320	25,770,134	26,036,143
Nutrail Acquisitionco, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.23%	5/23/2030	3,840,131	3,794,930	3,832,451
Nutrail Acquisitionco, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.23%	5/23/2030	1,509,598	1,433,666	1,496,659
Nutrail Acquisitionco, LLC (i)(r)	Term Loan	SOFR + 6.50%	10.23%	5/23/2030	250,000	246,461	249,500
Sabrosura Foods, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.66%	8/22/2029	24,346,844	24,100,971	24,346,844
Sabrosura Foods, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	8/22/2029	243,116	208,637	243,116
Sabrosura Foods, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.66%	8/22/2029	102,461	80,612	102,461

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
SCP Baked Goods Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	5/1/2031	22,871,337	$22,633,789	$22,871,337
SCP Baked Goods Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	5/1/2031	-	(48,862)	-
SCP Baked Goods Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/1/2031	-	(32,465)	-
Shf Holdings, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.23%	1/22/2030	35,171,324	34,782,337	35,171,324
Shf Holdings, Inc (f)(i)(l)	Revolving Credit Facility	-	-	1/22/2030	-	(50,885)	-
						147,344,244	145,550,394	10.86%
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.98%	10/22/2031	33,598,087	33,144,273	32,758,134
ACP Packaging IntermediateCo, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.93%	10/22/2031	967,199	890,051	822,119
Bron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.83%	1/13/2029	29,007,000	28,675,368	29,007,000
Currier Plastics Acquisition, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.41%	9/19/2031	9,106,799	9,006,281	9,052,158
Currier Plastics Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/19/2031	-	(37,807)	-
Currier Plastics Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2031	-	(30,535)	(16,606)
Currier Plastics Acquisition, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.41%	9/19/2031	8,283,408	8,189,289	8,233,707
Currier Plastics Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.41%	9/19/2031	7,876,027	7,782,139	7,828,771
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.25%	8.89%	2/4/2031	10,195,681	10,097,000	10,195,681
Firmapak Intermediary LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.89%	2/4/2031	110,747	79,292	110,747
Firmapak Intermediary LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.89%	2/4/2031	4,876,350	4,829,576	4,876,350
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.25%	8.89%	2/4/2031	11,515,965	11,415,524	11,515,965
Firmapak Intermediary LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	2/4/2031	-	(15,716)	-
Soteria Flexibles Corporation (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	8/15/2029	6,429,809	6,387,361	6,359,081
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	8/15/2029	8,576,813	8,448,335	8,482,468
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.48%	8/15/2029	156,250	143,075	145,250
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.40%	8/15/2029	8,238,509	8,165,332	8,147,885
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan	-	-	8/15/2029	-	(12,725)	(16,948)
						137,156,113	137,501,762	10.24%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.23%	7/16/2030	12,337,408	$12,204,449	$12,337,408
NAM Acquisition Co LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.23%	7/16/2030	3,213,881	3,169,464	3,213,881
NAM Acquisition Co LLC (f)(j)(l)	Revolving Credit Facility	-	-	7/16/2030	-	(16,426)	-
RPX Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.14%	8/2/2030	21,397,726	21,161,345	21,397,726
RPX Corporation (f)(i)(l)	Revolving Credit Facility	-	-	8/2/2030	-	(19,902)	-
RPX Corporation (i)(r)	Term Loan	SOFR + 5.50%	9.14%	8/2/2030	3,596,807	3,565,587	3,596,807
						40,064,517	40,545,822	3.03%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.48%	12/23/2028	10,970,483	10,850,690	10,838,837
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.60%	12/23/2028	2,777,783	2,750,488	2,744,449
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.48%	12/23/2028	5,493,183	5,457,348	5,427,265
						19,058,526	19,010,551	1.41%
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.33%	11/2/2029	12,256,250	12,062,369	11,643,438
Door Pro Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.33%	11/2/2029	6,777,035	6,696,955	6,438,183
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.26%	11/2/2029	849,359	801,584	679,487
Mustang Prospects Purchaser LLC (j)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.98%	6/13/2031	15,521,207	15,402,566	15,521,207
Mustang Prospects Purchaser LLC (j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.89%	6/13/2031	3,652,049	3,623,681	3,652,049
Mustang Prospects Purchaser LLC (f)(j)(l)	Revolving Credit Facility	-	-	6/13/2031	-	(16,276)	-
Mustang Prospects Purchaser LLC (j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	6/13/2031	1,554,104	1,539,715	1,554,104
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 6.00%	9.83%	12/22/2029	10,389,344	10,218,941	10,140,000
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.83%	12/22/2029	550,000	535,355	526,000
Quick Roofing Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.83%	12/22/2029	13,684,906	13,483,317	13,356,468
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 6.00%	9.83%	12/22/2029	10,897,933	10,781,517	10,636,383
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.83%	12/22/2029	448,201	368,863	231,519

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Roofing Services Solutions LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.75% (0.50% PIK)	10.42%	11/27/2029	17,986,007	$17,795,080	$16,511,154
Roofing Services Solutions LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.75% (0.50% PIK)	10.48%	11/27/2029	10,830,753	10,719,634	9,942,631
Roofing Services Solutions LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25%	9.96%	11/27/2029	4,013,658	3,955,487	3,564,858
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.64%	5/6/2029	5,748,891	5,685,257	5,748,891
Solid Ground Solutions Acquisitions Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.64%	5/6/2029	7,264,941	7,191,482	7,264,941
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.67%	5/6/2029	678,281	659,842	678,281
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.63%	5/6/2029	3,301,954	3,269,439	3,301,954
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	5/6/2029	1,013,298	951,623	1,013,298
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.64%	5/6/2029	347,666	344,145	347,666
Trutemp Acquisition LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.67%	8/26/2031	5,625,165	5,550,379	5,585,789
Trutemp Acquisition LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(29,354)	(15,910)
Trutemp Acquisition LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/26/2031	-	(73,398)	-
Unified Service Partners, LLC (i)(l)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.73%	4/14/2030	10,752,054	10,627,867	8,031,785
Unified Service Partners, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	9,162,380	9,061,645	6,844,298
Unified Service Partners, LLC (i)(l)	Revolving Credit Facility	SOFR + 8.00%	11.73%	4/14/2030	2,641,006	2,610,874	1,972,831
						153,818,589	145,171,305	10.86%
Specialized Finance
Nexus Buyer LLC (g)(l)(m)	Term Loan	SOFR + 3.50%	7.14%	7/31/2031	1,989,924	1,948,295	1,914,407
WH Borrower LLC (g)(k)(l)	Term Loan	SOFR + 4.50%	8.14%	2/20/2032	9,900,000	9,868,431	9,907,920
						11,816,726	11,822,327	0.88%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2031	-	(47,397)	-
Penta Fine Ingredients, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.64%	4/4/2031	27,292,272	26,953,416	27,292,272
						26,906,019	27,292,272	2.04%
Trading Companies & Distributors
Belt Power Holdings LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.88%	8/22/2028	5,716,751	5,681,990	5,716,751

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Belt Power Holdings LLC (i)(q)	Term Loan	SOFR + 5.00%	8.88%	8/22/2028	1,542,865	$1,527,039	$1,542,865
Belt Power Holdings LLC (i)(r)	Term Loan	SOFR + 5.00%	8.88%	8/22/2028	3,690,912	3,663,568	3,690,912
Erosion Intermediate Holdings LLC (i)(q)	Term Loan	SOFR + 6.00%	9.73%	9/30/2029	2,582,515	2,555,972	2,567,020
Erosion Intermediate Holdings LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	9.72%	9/30/2029	5,223,295	5,171,994	5,191,956
Erosion Intermediate Holdings LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/30/2029	-	(17,164)	(10,514)
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 6.00%	9.67%	9/30/2029	4,230,625	4,183,229	4,205,241
Mobotrex, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.73%	6/7/2031	40,737,378	40,181,561	40,248,529
Mobotrex, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.73%	6/7/2031	1,789,071	1,718,982	1,724,664
Mobotrex, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	6/7/2031	481,237	462,083	461,461
						65,129,254	65,338,885	4.88%
Transaction & Payment Processing Services
MoneyGram International Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.75%	8.42%	6/3/2030	7,311,503	7,298,808	4,909,674
						7,298,808	4,909,674	0.37%
Total First Lien Debt						2,265,712,019	2,237,151,925	166.90%
Unsecured Debt
Health Care Services
Personal Care (Itc) Intermediate Holdings, LLC (i)(l)(m)	Term Loan	SOFR + 10.00% (10.00% PIK)	13.67%	3/17/2029	18,104,829	17,904,754	17,742,732
						17,904,754	17,742,732	1.32%
Total Unsecured Debt						17,904,754	17,742,732	1.32%
Asset-Backed Securities
Commercial & Residential Mortgage Finance
Benefit Street Partners Clo Vi-B Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 4.75%	8.43%	4/20/2038	100,000	100,000	97,259
						100,000	97,259	0.01%
Specialized Finance
CIFC Funding Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 7.25%	10.92%	7/21/2038	250,000	250,000	253,089
Flatiron RR CLO 30 Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 5.25%	8.92%	4/15/2038	200,000	200,000	200,525

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$450,000	$453,614	0.03%
Total Asset-Backed Securities						550,000	550,873	0.04%
Preferred Securities
Oil & Gas Storage & Transportation
Plains All American Pipeline LP (g)(l)(m)(u)	Floating Rate Note	SOFR + 4.11%	8.02%		7,000,000	6,988,790	6,999,878
						6,988,790	6,999,878	0.52%
Total Preferred Securities						6,988,790	6,999,878	0.52%
Equity
Aerospace & Defense
Hitco Parent LLC (l)(p)	Class A Units				35,730	450,130	468,782
						450,130	468,782	0.03%
Air Freight & Logistics
Scp 3pl Topco, LLC (m)(p)	Common Units				1,799	8,995	-
Scp 3pl Topco, LLC (m)(p)	Class B Units				128	128,320	150,489
Scp 3pl Topco, LLC (m)(p)	Class B Units				43	42,586	44,316
						179,901	194,805	0.01%
Building Products
Tgnl Topco LP (p)	Common Units				212,020	212,020	351,953
						212,020	351,953	0.03%
Construction & Engineering
BPCP Craftsman Holdings, LLC (l)(p)	Class A Units				529	529,369	224,988
						529,369	224,988	0.02%
Diversified Support Services
Hy-Tek Holdings, LLC (p)	Common Units				98	235,165	264,038
Hy-Tek Holdings, LLC (p)	Series A Preferred Units				98	97,900	97,900
Identiti Holdings LLC (p)	Class A Units				173,822	173,822	453,675

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026
(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Perimeter Solutions Holdings, LP (l)(p)	Common Units				221,694	$232,337	$208,392
						739,224	1,024,005	0.08%
Education Services
Axcel Holdings, LP (p)	Class A Common Units				9,754	975,356	844,366
						975,356	844,366	0.06%
Electrical Components & Equipment
Warshaw Holdings, LLC (p)	Common Units				529	264,368	-
Warshaw Holdings, LLC (p)	Series A Preferred Units				529	264,368	172,882
						528,736	172,882	0.01%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (p)	Class A Units				418,535	468,565	590,134
Erosion Holdings, LLC (p)	Class A Units				175	175,230	132,095
						643,795	722,229	0.05%
Health Care Services
Dpt Management, LLC (p)	Preferred Units				143,721	445,535	288,879
NE Ortho Holdings, LLC (p)	Class B Membership Units				317	317,007	346,688
Tiger Healthcare Holdings, LLC (l)(p)	Class A Interest				438,750	562,500	4
						1,325,042	635,571	0.05%
Health Care Technology
Pillr Health Holdings, LP (l)(p)	Class B Preferred Units				212	212,241	220,566
Pillr Health Holdings, LP (l)(p)	Common Units				21,224	-	93,598
						212,241	314,164	0.03%
Human Resource & Employment Services
Fca Partners LLC (m)(p)	Common Units				200,000	2	2
Fca Partners LLC (m)(p)	Class A Preferred Units				200,000	200,000	118,000
						200,002	118,002	0.01%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Industrial Machinery & Supplies & Components
Endurance PT Technology Holdings LLC (l)(p)	Common Units				1,600	$159,969	$548,102
Endurance PT Technology Holdings LLC (l)(p)	Preferred Units				1,440	1,439,721	1,574,795
						1,599,690	2,122,897	0.16%
Insurance Brokers
Knight Holdings, LP (l)(m)(p)	Class A-1 Units				36,284	362,840	351,955
						362,840	351,955	0.03%
IT Consulting & Other Services
Insight Technology Enterprises LLC (p)	Preferred Units				328,218	529,429	531,713
						529,429	531,713	0.04%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (l)(m)(p)	Class A-1 Units				416,332	470,580	470,455
Wci-Bxc Investment Holdings LP (l)(m)(p)	Equity Interest					588,357	587,838
						1,058,937	1,058,293	0.08%
Office Services & Supplies
Mse Acquisitions Inc (l)(p)	Series A Preferred Stock				337	337,479	105,614
						337,479	105,614	0.01%
Packaged Foods & Meats
CCI Prime Holdings, LLC (p)	Series A Preferred Units				428	427,914	-
CCI Prime Holdings, LLC (p)	Series AA Preferred Units				63	63,460	-
Et-Nutrail Investment Aggregator, LP (l)(p)	Class A Units				694,433	694,433	784,710
Mfi Group Holdings LLC (p)	Class A Units				238	238,109	265,240
Sabrosura Super Holdings LLC (l)(p)	Class A Interests				241,693	290,031	273,113
Vp Deliver Holdings, LP (l)(p)	Class A LP Units				447,606	447,606	304,372
						2,161,553	1,627,435	0.12%
Paper & Plastic Packaging Products & Materials

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Acp Flexibles I LP (l)(m)(p)	Equity Interest					$306,513	$193,103
Currier Plastics Holdings, LLC (p)	Class B Units				502,296	-	65,298
Currier Plastics Holdings, LLC (m)(p)	Class A Units				502,296	502,296	537,457
Scp Rigid Packaging Holdco, LLC (p)	Common Units				592	11,831	12,647
Scp Rigid Packaging Holdco, LLC (p)	Class B Units				225	224,544	238,313
						1,045,184	1,046,818	0.07%
Specialized Consumer Services
Acp Roofing Holdings, LLC (p)	Common Units				528,201	528,201	5
Door Pro Holdings LLC (l)(p)	Class A Units				771	546,123	107,772
NAM Group Holdings LLC (p)	Class A Units				282,628	282,628	503,077
Quick Roofing Topco, LLC (l)(p)	Class A Interest				426,230	426,230	818,361
Roofing Services Solutions Holdings, LLC (p)	Common Units				343	35,632	-
Roofing Services Solutions Holdings, LLC (p)	Series A Preferred Units				343	400,510	114,884
Scp Mechanical Services Holdco, LLC (p)	Common Units				1,703	8,513	-
Scp Mechanical Services Holdco, LLC (p)	Class B Units				162	161,740	-
Solid Ground Solutions Investment LLC (l)(p)	Class A Units				546,512	549,977	475,465
Trutemp Holdings LLC (l)(p)	Class A Interest				324,685	324,685	295,463
						3,264,239	2,315,027	0.18%
Specialized Finance
Lift Solutions Holdings LLC (p)	Common Units				227	-	-
Lift Solutions Holdings LLC (p)	Series A Preferred Units				227	325,938	326,199
						325,938	326,199	0.02%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (l)(p)	Class A Common Units				821	821	-
Penta Fine Ingredients Parent, LLC (l)(p)	Preferred Units				528	528,131	536,886
						528,952	536,886	0.04%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Trading Companies & Distributors
Mobotrex Ultimate Holdings, LLC (p)	Class A-2 Units				1,423,338	$1,472,807	$2,163,474
						1,472,807	2,163,474	0.16%
Total Equity						18,682,864	17,258,058	1.29%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.50% (g)(n)(s)	Investor Class Units					24,605,254	24,605,254
						24,605,254	24,605,254	1.84%
Total Money Market Mutual Funds						24,605,254	24,605,254	1.84%
Total Investments -- non-controlled/ non-affiliate						2,334,443,681	2,304,308,720	171.91%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Diversified Financial Services
Fidelity Floating Rate Central Fund (g)(l)(m)(o)					1,829,456	176,012,327	172,151,840
						176,012,327	172,151,840	12.85%
Total Fixed Income Mutual Funds						176,012,327	172,151,840	12.85%
Total Investments -- non-controlled/ affiliate						176,012,327	172,151,840	12.85%
Total Investment Portfolio						$2,510,456,008	$2,476,460,560	184.76%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Funds Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026.
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
(h)
The interest rate floor on these investments as of June 30, 2026 was 1.50%.
(i)
The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(j)
The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(k)
The interest rate floor on these investments as of June 30, 2026 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.

The accompanying notes are an integral part of these consolidated financial statements

(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of June 30, 2026, non-qualifying assets amounted to $279,505,156 which represents 10.8% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the fund's financial statements are available on the SEC's website or upon request.
(p)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $17,258,058 or 1.3% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	306,513
Acp Roofing Holdings, LLC	Common Units	4/14/2025	528,201
Axcel Holdings, LP	Class A Common Units	2/26/2026	975,356
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	529,369
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	427,914
CCI Prime Holdings, LLC	Series AA Preferred Units	12/8/2025 - 4/16/2026	63,460
Currier Plastics Holdings, LLC	Class A Units	9/19/2025 - 12/18/2025	502,296
Currier Plastics Holdings, LLC	Class B Units	9/19/2025 - 12/18/2025	-
Door Pro Holdings LLC	Class A Units	11/2/2023 - 5/6/2026	546,123
Dpt Management, LLC	Preferred Units	12/18/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024 - 1/16/2026	468,565
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 10/28/2025	159,969
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 10/28/2025	1,439,721
Erosion Holdings, LLC	Class A Units	9/30/2024	175,230
Et-Nutrail Investment Aggregator, LP	Class A Units	5/23/2025 - 4/7/2026	694,433
Fca Partners LLC	Class A Preferred Units	5/31/2024 - 6/7/2024	200,000
Fca Partners LLC	Common Units	5/31/2024 - 6/7/2024	2
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	470,580
Hitco Parent LLC	Class A Units	2/28/2025	450,130
Hy-Tek Holdings, LLC	Common Units	9/19/2025	235,165
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	97,900
Identiti Holdings LLC	Class A Units	11/1/2024	173,822
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	529,429
Knight Holdings, LP	Class A-1 Units	11/7/2025	362,840
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	325,938
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	238,109
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 11/6/2025	1,472,807
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	337,479
NAM Group Holdings LLC	Class A Units	7/16/2024	282,628

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024 - 1/6/2026	317,007
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	821
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	528,131
Perimeter Solutions Holdings, LP	Common Units	10/2/2024 - 7/31/2025	232,337
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	212,241
Pillr Health Holdings, LP	Common Units	12/31/2025	-
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	426,230
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 9/30/2025	35,632
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 9/30/2025	400,510
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	290,031
Scp 3pl Topco, LLC	Class B Units	11/27/2024	128,320
Scp 3pl Topco, LLC	Class B Units	1/30/2026	42,586
Scp 3pl Topco, LLC	Common Units	11/27/2024 - 1/30/2026	8,995
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	161,740
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	8,513
Scp Rigid Packaging Holdco, LLC	Class B Units	2/2/2026	224,544
Scp Rigid Packaging Holdco, LLC	Common Units	2/2/2026	11,831
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024 - 9/5/2025	529,186
Tgnl Topco LP	Common Units	6/25/2025	212,020
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	562,500
Trutemp Holdings LLC	Class A Interest	8/26/2025	324,685
Vp Deliver Holdings, LP	Class A LP Units	2/17/2026	447,606
Warshaw Holdings, LLC	Common Units	3/27/2025	264,368
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	264,368
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	588,357

(q)
Security or portion of the security is pledged as collateral for BSPV Facility.
(r)
Security or portion of the security is pledged as collateral for CSPV Facility.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.
(u)
Security is perpetual in nature with no stated maturity date.
(v)
Tickmark not used.
(w)
Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At the end of the period, the value of these securities amounted to $550,873 or 0.04% of net assets.
(x)
Tickmark not used.
(y)
The investment was on non-accrual status as of June 30, 2026.

Interest Rate Swaps

Payment Received %	Payment Frequency	Payment Paid	Payment Frequency	Clearinghouse / Counterparty(1)	Maturity Date	Notional Amount	Value	Upfront Premium Received/ (Paid)	Unrealized Appreciation / (Depreciation)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2028	$105,000,000	$(782,945)	$(468,903)	$(1,251,848)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2030	105,000,000	(853,324)	(560,618)	(1,413,942)
Total Interest Rate Swaps							$(1,636,269)	$(1,029,521)	$(2,665,790)

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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

As of June 30, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.02 million and $0.1 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2026, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of a nominal amount and total provision for taxes of approximately $0.1 million respectively, which was comprised of provision for taxes related to income of $0.1 million for each period presented, and net change in benefit for deferred tax expense related to unrealized appreciation on investments of approximately $0.1 million and a nominal amount, respectively. For the three and six months ended June 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million for each period presented, which was comprised of provision for taxes related to income of $0.1 million for each period presented and provision for deferred tax expense related to unrealized gains on investments of approximately $0.04 million and $0.1 million, respectively. The Fund did not incur an excise tax for the three and six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026, management fees were approximately $4.3 million and $8.5 million, respectively. For the three and six months ended June 30, 2025, management fees were approximately $3.1 million and $5.9 million, respectively. As of June 30, 2026 and December 31, 2025, approximately $1.4 million and $1.3 million were payable to the Adviser for management fees, respectively.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. For the three and six months ended June 30, 2026, income based incentive fees were approximately $4.5 million and $8.8 million, respectively. For the three and six months ended June 30, 2025, income based incentive fees were approximately $3.4 million and $6.5 million, respectively. As of June 30, 2026 and December 31, 2025, approximately $4.5 million and $4.3 million were payable to the Adviser for incentive fees based on income.

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

GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2026 and three months ended June 30, 2025, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the six months ended June 30, 2025 the Fund recognized a reduction in accrued capital gains incentive fees of approximately $0.8 million, respectively, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations. As of June 30, 2026 and December 31, 2025 the Fund did not recognize an accrual related to the GAAP Incentive Fee.

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

For the three and six months ended June 30, 2026, the Fund incurred approximately $1.1 million and $2.2 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Fund incurred approximately $0.8 million and $1.5 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, approximately $0.4 million and $0.3 million, respectively, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2026, the Fund incurred approximately $0.5 million and $1.0 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Fund incurred approximately $0.4 million and $0.7 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, approximately $0.2 million was unpaid and included in due to affiliates, net, as of each period presented on the consolidated statements of assets and liabilities.

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

For the three and six months ended June 30, 2026 and 2025, the Fund incurred nominal distribution and shareholder servicing fees for Class S and for Class D for each period presented. As of June 30, 2026 and December 31, 2025 there was a nominal payable incurred and recorded in due to affiliates, net, on the consolidated statements of assets and liabilities as of each period presented.

Affiliate Ownership

As of June 30, 2026, an affiliate of the Adviser held 504 shares (100%) of the Fund’s Class D Common Shares. As of December 31, 2025, an affiliate of the Adviser held 481 shares (100%) of the Fund’s Class D Common Shares.

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

In consideration of the Adviser’s agreement to make Expense Payments at any time during a fiscal year and to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the three and six months ended June 30, 2026, the Adviser reimbursed the Fund approximately $0.03 million for each period presented, in accordance with the terms of the Expense Limitation Agreement.

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

Affiliated Investments

The table below presents the Fund’s affiliated investments as of June 30, 2026:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of June 30, 2026	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$178,106,038	$8,900,858	$(12,000,000)	$(2,359,241)	$(495,815)	$172,151,840	$6,688,571
Total	$178,106,038	$8,900,858	$(12,000,000)	$(2,359,241)	$(495,815)	$172,151,840	$6,688,571

The table below presents the Fund’s affiliated investments as of December 31, 2025:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$20,830,333	$342,300	$(20,885,039)	$(360,308)	$72,714	$—	$262,866
Fidelity Floating Rate Central Fund	27,139,548	177,633,718	(25,000,000)	(1,782,837)	115,609	178,106,038	8,103,714
Total	$47,969,881	$177,976,018	$(45,885,039)	$(2,143,145)	$188,323	$178,106,038	$8,366,580

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

Due to/from Affiliates

As of June 30, 2026, the Fund owed a net amount of approximately $0.5 million to various affiliates, including approximately $0.5 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and a nominal amount to be received for expense reimbursement. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities. As of December 31, 2025, the Fund owed a net amount of approximately $0.5 million to various affiliates, including approximately $0.5 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and a nominal amount to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,265,712,019	$2,237,151,925	90.3%	$2,093,021,541	$2,071,775,012	90.4%
Second Lien Debt	—	—	0.0%	4,838,840	4,900,000	0.2%
Unsecured Debt	17,904,754	17,742,732	0.7%	—	—	0.0%
Asset-Backed Securities	550,000	550,873	0.0%	550,000	556,430	0.0%
Preferred Securities	6,988,790	6,999,878	0.3%	6,988,000	7,019,859	0.3%
Equity	18,682,864	17,258,058	0.7%	16,518,027	17,113,198	0.7%
Money Market Mutual Funds	24,605,254	24,605,254	1.0%	13,143,788	13,143,788	0.6%
Fixed Income Mutual Funds	176,012,327	172,151,840	7.0%	179,607,284	178,106,038	7.8%
Total Investments	$2,510,456,008	$2,476,460,560	100.0%	$2,314,667,480	$2,292,614,325	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Health Care Services	14.8%	13.1%
Diversified Financial Services	9.3%	10.1%
Application Software	8.0%	8.8%
Diversified Support Services	7.8%	7.1%
Specialized Consumer Services	6.0%	9.2%
Packaged Foods & Meats	5.9%	6.2%
Paper & Plastic Packaging Products & Materials	5.6%	5.4%
Aerospace & Defense	4.7%	3.8%
Life Sciences Tools & Services	3.3%	3.5%
Electrical Components & Equipment	3.3%	2.5%
IT Consulting & Other Services	3.0%	3.3%
Health Care Technology	2.9%	2.1%
Industrial Machinery & Supplies & Components	2.8%	2.6%
Trading Companies & Distributors	2.7%	2.7%
Air Freight & Logistics	2.4%	2.1%
Building Products	1.7%	1.5%
Research & Consulting Services	1.6%	1.8%
Health Care Supplies	1.5%	1.5%
Health Care Facilities	1.4%	1.5%
Environmental & Facilities Services	1.3%	1.1%
Data Processing & Outsourced Services	1.2%	1.1%
Specialty Chemicals	1.1%	1.2%
Education Services	1.1%	0.0%
Advertising	1.1%	0.8%
Mutual Funds	1.0%	0.6%
Soft Drinks & Non-alcoholic Beverages	0.8%	0.8%
Insurance Brokers	0.5%	0.6%
Specialized Finance	0.5%	0.5%
Construction & Engineering	0.5%	0.5%
Food Distributors	0.3%	0.0%
Electronic Components	0.3%	0.4%
Oil & Gas Storage & Transportation	0.3%	0.4%
Office Services & Supplies	0.3%	0.3%
Transaction & Payment Processing Services	0.2%	0.2%
Independent Power Producers & Energy Traders	0.2%	0.2%
Hotels, Resorts & Cruise Lines	0.1%	0.2%
Leisure Facilities	0.1%	0.2%
Fertilizers & Agricultural Chemicals	0.1%	0.0%
Home Improvement Retail	0.1%	0.2%
Food Retail	0.1%	0.2%
Internet Services & Infrastructure	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Electronic Manufacturing Services	0.0%	1.0%
Pharmaceuticals	0.0%	0.4%
Property & Casualty Insurance	0.0%	0.2%
Distributors	0.0%	0.1%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	June 30, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,424,579,122	97.9%	181.0%	$2,249,204,601	98.2%	176.4%
Australia	31,402,884	1.3%	2.3%	31,937,353	1.4%	2.5%
Canada	16,553,035	0.7%	1.2%	10,115,616	0.4%	0.8%
Luxembourg	3,374,646	0.1%	0.3%	800,325	0.0%	0.1%
Grand Cayman	550,873	0.0%	0.0%	556,430	0.0%	0.0%
Total	$2,476,460,560	100.0%	184.8%	$2,292,614,325	100.0%	179.8%

As of June 30, 2026, on a fair value basis, 99.6% of debt investments bore interest at a floating rate and 0.4% of debt investments bore interest at a fixed rate. As of December 31, 2025, on a fair value basis, 99.9% of debt investments bore interest at a floating rate and 0.1% of debt investments bore interest at a fixed rate. As of June 30, 2026, five investments across one broadly syndicated loan borrower were on non-accrual status. As of June 30, 2026, no private credit borrowers were on non-accrual status. As of December 31, 2025, there were no investments on non-accrual status.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following table, which reflects the impacts of derivatives on the financial performance, is a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Primary Risk Exposure / Derivative Type	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Interest Rate Risk
Swaps	$2,162	$(2,154,739)	$(10,059)	$1,697,905	$(16,579)	$(3,687,058)	$(10,059)	$1,697,905
Total Interest Rate Risk	2,162	(2,154,739)	(10,059)	1,697,905	(16,579)	(3,687,058)	(10,059)	1,697,905
Total	$2,162	$(2,154,739)	$(10,059)	$1,697,905	$(16,579)	$(3,687,058)	$(10,059)	$1,697,905

The following table is a summary of the Fund’s value of derivative instruments by primary risk exposure as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Primary Risk Exposure / Derivative Type	Value		Value
	Asset	Liability	Asset	Liability
Interest Rate Risk
Swaps (a)	$—	$(1,636,269)	$2,221,631	$—
Total Interest Rate Risk	—	(1,636,269)	2,221,631	—
Total Value of Derivatives	$—	$(1,636,269)	$2,221,631	$—
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

The Fund’s volume of activity in interest rate swaps is represented by the average monthly notional amount, which was $210 million and $140 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of June 30, 2026 and December 31, 2025, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$47,382,866	$2,189,769,059	$2,237,151,925
Unsecured Debt	—	—	17,742,732	17,742,732
Asset-Backed Securities	—	550,873	—	550,873
Preferred Securities	—	6,999,878	—	6,999,878
Equity	—	—	17,258,058	17,258,058
Money Market Mutual Funds	24,605,254	—	—	24,605,254
Fixed Income Mutual Funds	172,151,840	—	—	172,151,840
Total Investments	$196,757,094	$54,933,617	$2,224,769,849	$2,476,460,560
Derivative Instruments:
Liabilities
Swaps	—	(1,636,269)	—	(1,636,269)
Total Derivative Instruments	$—	$(1,636,269)	$—	$(1,636,269)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$68,058,090	$2,003,716,922	$2,071,775,012
Second Lien Debt	—	4,900,000	—	4,900,000
Asset-Backed Securities	—	556,430	—	556,430
Preferred Securities	—	7,019,859	—	7,019,859
Equity	—	—	17,113,198	17,113,198
Money Market Mutual Funds	13,143,788	—	—	13,143,788
Fixed Income Mutual Funds	178,106,038	—	—	178,106,038
Total Investments	$191,249,826	$80,534,379	$2,020,830,120	$2,292,614,325
Derivative Instruments:
Assets
Swaps	—	2,221,631	—	2,221,631
Total Derivative Instruments	$—	$2,221,631	$—	$2,221,631

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$2,003,716,922	$—	$—	$17,113,198	$2,020,830,120
Purchases of investments	306,159,988	—	17,886,078	2,164,837	326,210,903
Proceeds from principal repayments and sales of investments	(118,550,534)	—	—	—	(118,550,534)
Accretion of discount/ amortization of premium	5,284,488	—	18,676	—	5,303,164
Net realized gain (loss)	112,905	—	—	—	112,905
Transfers into Level 3	4,759,307	—	—	—	4,759,307
Transfers out of Level 3	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(11,714,017)	—	(162,022)	(2,019,977)	(13,896,016)
Fair value, end of period	$2,189,769,059	$—	$17,742,732	$17,258,058	$2,224,769,849
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2026	$(11,380,596)	$—	$(162,022)	$(2,019,977)	$(13,562,595)

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$1,144,350,856	$6,536,627	$—	$9,064,990	$1,159,952,473
Purchases of investments	557,578,926	291,967	—	4,821,383	562,692,276
Proceeds from principal repayments and sales of investments	(47,097,776)	—	—	—	(47,097,776)
Accretion of discount/ amortization of premium	3,276,368	—	—	—	3,276,368
Net realized gain (loss)	192,866	—	—	—	192,866
Transfers into Level 3	5,170,287	—	—	—	5,170,287
Transfers out of Level 3	—	(5,170,287)	—	—	(5,170,287)
Net change in unrealized appreciation (depreciation)	(4,087,626)	(1,658,307)	—	261,490	(5,484,443)
Fair value, end of period	$1,659,383,901	$—	$—	$14,147,863	$1,673,531,764
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025	$(12,435,739)	$—	$—	$261,453	$(12,174,286)

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

The following provides information on Level 3 securities held by the Fund that were valued as of June 30, 2026 and December 31, 2025 based on unobservable inputs:

	June 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$2,189,769,059	Market approach	Transaction price	$98.00	$99.75	$98.88	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.4	0.6	0.5	Increase
		Market comparable	Discount rate	70.0%	70.0%	70.0%	Decrease
		Discounted cash flow	Yield	8.2%	19.5%	10.2%	Decrease
		Indicative market price	Evaluated bid	$70.00	$70.00	$70.00	Increase
Unsecured Debt	17,742,732	Discounted cash flow	Yield	15.8%	15.8%	15.8%	Decrease
Equity	17,258,058	Market comparable	Enterprise value/Revenue multiple (EV/R)	0.6	0.6	0.6	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.0	10.5	Increase
Total	$2,224,769,849

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$2,003,716,922	Market approach	Transaction price	$99.00	$99.50	$99.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	1.2	1.1	Increase
		Discounted cash flow	Yield	7.9%	18.0%	9.6%	Decrease
Equity	17,113,198	Market approach	Transaction price	$—	$1,000.00	$1,000.00	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.5	10.2	Increase
Total	$2,020,830,120

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

Financial Instruments Not Carried at Fair Value

Debt

The following table presents the fair value measurements of the Fund’s debt obligations as of June 30, 2026 and December 31, 2025, had they been accounted for at fair value:

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value
JPMorgan Lending Facility	$445,639,167	$307,052,567
BSPV Facility	300,000,000	300,000,000
CSPV Facility	225,000,000	225,000,000
Series 2025A Notes	104,895,000	106,050,000
Series 2025B Notes	104,895,000	106,680,000
Total	$1,180,429,167	$1,044,782,567

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

The following table details the unfunded loan commitments as of June 30, 2026:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	$1,778,298
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	1,795,266
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	3,530,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	4,835,997
Aeron Buyer, LLC	Revolving Credit Facility	1/2/2032	2,692,115
Aeron Buyer, LLC	Delayed Draw Term Loan	1/2/2032	10,768,460
Align Enta Mso Holdings, LLC	Revolving Credit Facility	3/25/2032	2,036,196
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	3,215,792
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	6,431,584
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,792,657
Andretti Buyer, LLC	Delayed Draw Term Loan	1/30/2033	1,417,418
Andretti Buyer, LLC	Revolving Credit Facility	1/30/2033	1,417,418
Aptean Inc	Revolving Credit Facility	1/30/2031	654,326
Aptean Inc	Delayed Draw Term Loan	1/30/2031	915,365
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	495,914
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	2,317,673
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	5,465,217
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	4,764,318
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,969,898
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	2,467,580
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	2,767,747
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	6,951,225
Cytracom LLC	Revolving Credit Facility	7/1/2029	2,037,413
Cytracom LLC	Delayed Draw Term Loan	7/1/2029	3,327,367
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	1,939,200
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	6,399,360
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,548,077
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	813,102
Dragonfly Pond Works	Revolving Credit Facility	8/16/2031	2,284,746
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2031	7,232,262
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	450,254
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	11,906,313

As of June 30, 2026 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	$1,764,675
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	7,058,701
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	3,121,167
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	3,211,658
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	3,456,535
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	201,531
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	3,806,453
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,651,839
Infusion Services Management LLC	Revolving Credit Facility	7/6/2029	4,217,989
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	2,909,531
Kinetic Engines Systems Inc	Revolving Credit Facility	5/3/2028	588,417
Kinetic Infrastructure Group, Inc.	Revolving Credit Facility	3/13/2030	3,826,531
Kinetic Infrastructure Group, Inc.	Delayed Draw Term Loan	3/13/2030	3,826,531
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	4,186,613
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,338,438
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	2,291,782
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,441,397
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,420,571
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
MMGY Global LLC	Revolving Credit Facility	4/26/2029	2,044,291
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,434,953
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	3,578,141
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	911,194
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	2,288,251
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	919,684
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/20/2029	2,384,700
National Power, LLC	Revolving Credit Facility	10/20/2029	2,942,163
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,787,212
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	3,470,873
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	4,960,109

As of June 30, 2026 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Orchard Park Bidco, Inc.	Revolving Credit Facility	4/21/2033	$3,539,588
Orchard Park Bidco, Inc.	Delayed Draw Term Loan	4/21/2033	4,874,055
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,854,047
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,971,351
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,348,957
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	3,764,488
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	5,066,797
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,364,502
Precision I Buyer, LLC	Revolving Credit Facility	3/12/2032	1,497,267
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Principal Lighting Group, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Professional Education Holdco, LLC	Revolving Credit Facility	2/26/2032	2,843,326
Professional Education Holdco, LLC	Delayed Draw Term Loan	2/26/2032	8,885,393
Prospect Mold & Die Company	Revolving Credit Facility	3/30/2032	2,614,831
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	450,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,459,512
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	6,494,936
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,619
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	2,201,767
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,213,344
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	11,918,009
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	4,749,197
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,154,911
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	9,469,093
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	843,750
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	2,824,631
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	1,226,585
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	1,887,054
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	5,512,518
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	320,645
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	965,256
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	987,216

As of June 30, 2026 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	$2,325,836
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	11,363,970
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	4,800,000
Vp Deliver Parent, Inc	Delayed Draw Term Loan	2/17/2031	1,286,031
Vp Deliver Parent, Inc	Revolving Credit Facility	2/17/2031	1,377,891
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	2,289,400
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	1,739,130
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	8,000,000
Total Unfunded Commitments			$470,150,588

The following table details the unfunded loan commitments as of December 31, 2025:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,274,221
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	4,544,781
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	5,803,196
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	2,770,471
Aptean Inc	Delayed Draw Term Loan	1/30/2031	1,027,565
Aptean Inc	Revolving Credit Facility	1/30/2031	605,857
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	12,914,321
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	2,726,674
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	495,914
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	5,293,686
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,477,424
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	49,247
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	902,240
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	2,467,580
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	8,632,876
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	3,440,407
Cytracom LLC	Revolving Credit Facility	6/28/2027	2,037,413
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	1,276,643
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	9,243,520
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	2,585,600
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,887,821
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	813,102
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	665,175
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	7,058,701
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,764,675
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	1,226,640

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$3,121,167
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	384,802
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	2,458,272
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	786,647
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	216,837
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	5,075,270
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,307,100
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,808,395
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	3,260,000
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	4,186,613
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,487,153
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	3,420,570
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,590,290
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,420,571
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/26/2029	1,880,748
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	4,651,583
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,434,953
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	911,194
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,830,601
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	690,713
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	919,684
National Power, LLC	Delayed Draw Term Loan	10/20/2029	4,335,818
National Power, LLC	Revolving Credit Facility	10/20/2029	3,871,266
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	772,880
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	6,469,708
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	3,840,131
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	5,195,071
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,348,957

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	$2,971,351
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,854,047
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	10,174,291
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	5,494,117
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,910,303
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	800,000
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,568,975
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	7,376,158
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,618
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,121,391
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	11,918,009
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,553,859
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	3,162,750
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	4,749,197
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	10,482,391
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	843,750
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	2,689,052
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	1,887,054
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	6,360,598
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	1,623,470
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	926,306
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	1,575,455
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	2,325,836
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	11,363,970
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	4,800,000
Vrc Companies LLC	Delayed Draw Term Loan	6/29/2027	3,516,667
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	2,289,400
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	8,695,652
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	2,956,522
Total Unfunded Commitments			$474,601,188

In addition, as of June 30, 2026, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$38,314	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	26,442	—
Total Unfunded Equity Commitments		$64,756	$—

As of December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$38,314	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	54,395	—
Total Unfunded Equity Commitments		$92,709	$—

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Fund’s asset coverage was 214% and 222%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2026 were approximately $1.2 billion and 5.83%, respectively, and $1.1 billion and 5.86%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2025 were approximately $889.3 million and 6.47%, respectively, and $783.4 million and 6.50%, respectively. The Fund’s weighted average interest rate paid as of June 30, 2026 and December 31, 2025 was 5.81% and 6.18%, respectively.

The Fund’s outstanding borrowings as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$445,639,167	$445,639,167	$—	$694,360,833
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	104,136,558	863,442	—
Series 2025B Notes	105,000,000	105,000,000	103,949,739	1,050,261	—
Total	$2,000,000,000	$1,180,639,167	$1,178,725,464	$1,913,703	$819,360,833

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$17,601,698	$14,600,898
Facility unused fees	662,200	748,917
Amortization of deferred financing and debt issuance costs	684,412	820,257
Total Interest Expense	$18,948,310	$16,170,072

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$32,995,044	$25,740,935
Facility unused fees	1,418,207	851,976
Amortization of deferred financing and debt issuance costs	2,045,024	1,320,763
Total Interest Expense	$36,458,275	$27,913,674

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

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of June 30, 2026 and December 31, 2025, the Fund had borrowings of approximately CAD 9.4 million (USD $6.6 million) and CAD 9.7 million (USD $7.1 million), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the three and six months ended June 30, 2026, approximately $0.1 million and $0.2 million, respectively, of change in unrealized appreciation, and for the three and six months ended June 30, 2025 approximately $0.3 million for each period presented, of change in unrealized depreciation resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation on the Fund’s consolidated statements of operations.

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

The initial principal commitment amount under the BSPV Facility was $250.0 million. On February 21, 2025, the Fund entered into the First Amendment to the BSPV Facility (the “First Amendment”), which provided for an increase in the principal commitment amount to $400.0 million. The principal commitment amount is subject to availability under the borrowing base, which is based on the BSPV’s portfolio investments and outstanding indebtedness, subject to the satisfaction of certain conditions. Proceeds from borrowings under the credit facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted. The Fund can draw on the BSPV Facility until May 2, 2027 (the “BSPV Facility Reinvestment Period”), and the facility will mature on May 2, 2029. During the period from May 3, 2027 to May 2, 2029, the Fund will be obligated to make equal monthly payments such that the final monthly payment renders the loan fully paid.

Advances under the BSPV Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of U.S. dollar advances), plus an applicable margin of 2.55% per annum during the BSPV Facility Reinvestment Period and 3.05% per annum following the BSPV Facility Reinvestment Period. The First Amendment provided for the decrease to the applicable margin from 2.55% per annum to 2.35% per annum during the BSPV Facility Reinvestment Period and from 3.05% per annum to 2.85% per annum following the BSPV Facility Reinvestment Period. On May 14, 2026, the First Amendment was modified to where during the BSPV Facility Reinvestment Period the applicable margin decreased from 2.35% per annum to 2.15% per annum and from 2.85% per annum to 2.65% per annum following the BSPV Facility Reinvestment Period. The BSPV will also pay an unused fee of up to the applicable margin on average daily undrawn amounts under the BSPV Facility.

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

On January 7, 2026, the CSPV entered into the First Amendment, which amends the CSPV Facility by and among the CSPV, as borrower, the Fund, as Equity holder and collateral manager, Citi, as administrative agent, State Street Bank and Trust Company, as collateral agent and as custodian, and Virtus Group, LP, as collateral administrator. The First Amendment provides for, among other things, (i) an extension of the reinvestment period from December 2027 to December 2028, (ii) an extension of the maturity date from December 2029 to December 2030, and (iii) a reduction of the applicable margin (a) prior to the commitment termination date, from 2.30% per annum to 1.95% per annum, and (b) on and after the commitment termination date, from 2.80% per annum to 2.45% per annum.

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

Maturities and sinking fund requirements on long-term debt as of June 30, 2026 are as follows:

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	1,691,839	$42,189,556	5,044,102	$126,338,422
Share transfers between classes	—	—	—	—
Distributions reinvested	654,780	16,314,419	1,295,010	32,395,671
Share repurchases	(1,552,234)	(38,374,488)	(2,979,592)	(73,992,063)
Early repurchase deduction	—	19,072	—	73,812
Net increase (decrease)	794,385	$20,148,559	3,359,520	$84,815,842
CLASS S
Subscriptions	8,745	217,391	14,550	363,171
Share transfers between classes	—	—	—	—
Distributions reinvested	1,002	24,931	1,954	48,848
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	9,747	$242,322	16,504	$412,019
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	276	23	547
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$276	23	$547
Total net increase (decrease)	804,143	$20,391,157	3,376,047	$85,228,408

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,895,058	$124,500,923	10,174,576	$260,519,166
Share transfers between classes	—	—	—	—
Distributions reinvested	526,499	13,380,981	1,077,651	27,582,481
Share repurchases	(241,805)	(6,148,463)	(450,491)	(11,478,484)
Early repurchase deduction	—	4,802	—	8,748
Net increase (decrease)	5,179,752	$131,738,243	10,801,736	$276,631,911
CLASS S
Subscriptions	9,412	237,639	31,244	800,583
Share transfers between classes	—	—	—	—
Distributions reinvested	565	14,364	1,169	29,917
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	9,977	$252,003	32,413	$830,500
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	288	25	635
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$288	25	$635
Total net increase (decrease)	5,189,740	$131,990,534	10,834,174	$277,463,046

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the period ended June 30, 2026 and 2025:

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$25.14	$25.11	$25.14
February 28, 2026	25.12	25.09	25.11
March 31, 2026	24.95	24.93	24.95
April 30, 2026	24.91	24.89	24.91
May 31, 2026	24.88	24.86	24.88
June 30, 2026	24.72	24.70	24.72

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54
April 30, 2025	25.27	25.25	25.27
May 31, 2025	25.43	25.41	25.43
June 30, 2025	25.41	25.39	25.41

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the six months ended June 30, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1910	$10,002,474
February 27, 2026	February 27, 2026	March 20, 2026	0.1910	10,230,182
March 27, 2026	March 31, 2026	April 22, 2026	0.1910	10,451,184
April 24, 2026	April 30, 2026	May 22, 2026	0.1910	10,335,723
May 28, 2026	May 29, 2026	June 23, 2026	0.1910	10,470,226
June 26, 2026	June 30, 2026	July 23, 2026	0.1910	10,627,042
			$1.1460	$62,116,831

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1732	$18,366
February 27, 2026	February 27, 2026	March 31, 2026	0.1732	19,094
March 27, 2026	March 31, 2026	April 22, 2026	0.1732	19,483
April 24, 2026	April 30, 2026	May 22, 2026	0.1733	19,551
May 28, 2026	May 29, 2026	June 23, 2026	0.1734	19,788
June 26, 2026	June 30, 2026	July 23, 2026	0.1734	21,195
			$1.0397	$117,477

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1858	$90
February 27, 2026	February 27, 2026	March 31, 2026	0.1858	91
March 27, 2026	March 31, 2026	April 22, 2026	0.1858	92
April 24, 2026	April 30, 2026	May 22, 2026	0.1858	92
May 28, 2026	May 29, 2026	June 23, 2026	0.1858	93
June 26, 2026	June 30, 2026	July 23, 2026	0.1858	93
			$1.1148	$551

The following tables summarize the Fund’s distributions declared and payable for the six months ended June 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
			$1.3050	$48,019,166

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
			$1.1963	$83,393

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
			$1.2729	$574

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in the Fund’s distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in its distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
May 29, 2026	5%	$24.72	June 30, 2026	$38,355,416	1,552,234	2.91%

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

Note 10. Financial Highlights

The financial highlights for the six months ended June 30, 2026 and 2025 are as follows:

	Class I
	Six Months Ended June 30,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.10	$25.75
Net investment income (loss) A	1.15	1.28
Net realized and change in unrealized gain (loss)	(0.38)	(0.31)
Net increase (decrease) in net assets resulting from operations	0.77	0.97
Distributions	(1.15)	(1.31)
Net asset value, end of period	$24.72	$25.41
Total return B	3.11%	3.82%
Ratios:
Net investment income (loss) to average net assets D	9.96%	10.71%
Expenses to average net assets, before reductions C,D	8.17%	8.89%
Expenses to average net assets, after reductions C,D,E	8.17%	8.62%
Portfolio turnover rate F	6.67%	13.98%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense C,D,E	2.69%	2.60%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.75%	0.72%

	Class S
	Six Months Ended June 30,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.07	$25.75
Net investment income (loss) A	1.04	1.17
Net realized and change in unrealized gain (loss)	(0.37)	(0.33)
Net increase (decrease) in net assets resulting from operations	0.67	0.84
Distributions	(1.04)	(1.20)
Net asset value, end of period	$24.70	$25.39
Total return B	2.67%	3.30%
Ratios:
Net investment income (loss) to average net assets D	9.10%	9.85%
Expenses to average net assets, before reductions C,D	9.03%	9.74%
Expenses to average net assets, after reductions C,D,E	9.03%	9.47%
Portfolio turnover rate F	6.67%	13.98%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense C,D,E	3.54%	3.46%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	1.61%	1.58%

	Class D
	Six Months Ended June 30,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.10	$25.75
Net investment income (loss) A	1.12	1.25
Net realized and change in unrealized gain (loss)	(0.39)	(0.32)
Net increase (decrease) in net assets resulting from operations	0.73	0.93
Distributions	(1.11)	(1.27)
Net asset value, end of period	$24.72	$25.41
Total return B	2.98%	3.69%
Ratios:
Net investment income (loss) to average net assets D	9.71%	10.46%
Expenses to average net assets, before reductions C,D	8.42%	9.14%
Expenses to average net assets, after reductions C,D,E	8.42%	8.87%
Portfolio turnover rate F	6.67%	13.98%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense C,D,E	2.94%	2.85%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	1.00%	0.98%

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

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to June 30, 2026, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also liquid credit investments, like broadly syndicated loans, and other select private credit investments. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. If the Fund changes its 80% test, the Fund will provide shareholders with at least 60 days prior notice of such change. The Adviser may also invest to a lesser degree in equity linked instruments (which may include debt with warrants, preferred equity investments, or equity co-investments). Most of the Fund’s investments will be in private U.S. operating companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies) the Fund may also invest to a lesser degree in non-U.S. companies. Subject to the limitations of the 1940 Act, the Fund may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other affiliated funds. From time to time, the Fund may co-invest with other affiliated funds.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Six Months Ended June 30,
	2026	2025
Investments:
Total investments, beginning of period	$2,314,667,480	$1,363,206,046
New investments purchased	343,204,750	746,905,463
Payment-in-kind interest capitalized	2,344,252	442,454
Net purchases (sales) of short-term securities	11,461,466	4,779,023
Net accretion of discount on investments	5,626,879	4,455,200
Net realized gain (loss) on investments	(5,060,566)	(1,882,802)
Investments sold or repaid	(161,788,253)	(240,389,929)
Total Investments, End of Period	$2,510,456,008	$1,877,515,455

Number of portfolio companies	105	109
Weighted average yield on debt, at amortized cost(1)	9.12%	9.77%
Weighted average yield on debt, at fair value(2)	9.10%	9.77%
Percentage of debt investments bearing a floating rate, at fair value	99.6%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.0%
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

Our investments consisted of the following:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,265,712,019	$2,237,151,925	90.3%	$2,093,021,541	$2,071,775,012	90.4%
Second Lien Debt	—	—	0.0%	4,838,840	4,900,000	0.2%
Unsecured Debt	17,904,754	17,742,732	0.7%	—	—	0.0%
Asset-Backed Securities	550,000	550,873	0.0%	550,000	556,430	0.0%
Preferred Securities	6,988,790	6,999,878	0.3%	6,988,000	7,019,859	0.3%
Equity	18,682,864	17,258,058	0.7%	16,518,027	17,113,198	0.7%
Money Market Mutual Funds	24,605,254	24,605,254	1.0%	13,143,788	13,143,788	0.6%
Fixed Income Mutual Funds	176,012,327	172,151,840	7.0%	179,607,284	178,106,038	7.8%
Total Investments	$2,510,456,008	$2,476,460,560	100.0%	$2,314,667,480	$2,292,614,325	100.0%

As of June 30, 2026, five investments across one broadly syndicated loan borrower were on non-accrual status, which is listed as a 5 Rated Loan and 0.3% of Fair Value of the total debt portfolio. As of June 30, 2026, no private credit borrowers were on non-accrual status. As of December 31, 2025, there were no investments on non-accrual status.

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Health Care Services	14.8%	13.1%
Diversified Financial Services	9.3%	10.1%
Application Software	8.0%	8.8%
Diversified Support Services	7.8%	7.1%
Specialized Consumer Services	6.0%	9.2%
Packaged Foods & Meats	5.9%	6.2%
Paper & Plastic Packaging Products & Materials	5.6%	5.4%
Aerospace & Defense	4.7%	3.8%
Life Sciences Tools & Services	3.3%	3.5%
Electrical Components & Equipment	3.3%	2.5%
IT Consulting & Other Services	3.0%	3.3%
Health Care Technology	2.9%	2.1%
Industrial Machinery & Supplies & Components	2.8%	2.6%
Trading Companies & Distributors	2.7%	2.7%
Air Freight & Logistics	2.4%	2.1%
Building Products	1.7%	1.5%
Research & Consulting Services	1.6%	1.8%
Health Care Supplies	1.5%	1.5%
Health Care Facilities	1.4%	1.5%
Environmental & Facilities Services	1.3%	1.1%
Data Processing & Outsourced Services	1.2%	1.1%
Specialty Chemicals	1.1%	1.2%
Education Services	1.1%	0.0%
Advertising	1.1%	0.8%
Mutual Funds	1.0%	0.6%
Soft Drinks & Non-alcoholic Beverages	0.8%	0.8%
Insurance Brokers	0.5%	0.6%
Specialized Finance	0.5%	0.5%
Construction & Engineering	0.5%	0.5%
Food Distributors	0.3%	0.0%
Electronic Components	0.3%	0.4%
Oil & Gas Storage & Transportation	0.3%	0.4%
Office Services & Supplies	0.3%	0.3%
Transaction & Payment Processing Services	0.2%	0.2%
Independent Power Producers & Energy Traders	0.2%	0.2%
Hotels, Resorts & Cruise Lines	0.1%	0.2%
Leisure Facilities	0.1%	0.2%
Fertilizers & Agricultural Chemicals	0.1%	0.0%
Home Improvement Retail	0.1%	0.2%
Food Retail	0.1%	0.2%
Internet Services & Infrastructure	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Electronic Manufacturing Services	0.0%	1.0%
Pharmaceuticals	0.0%	0.4%
Property & Casualty Insurance	0.0%	0.2%
Distributors	0.0%	0.1%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	June 30, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,424,579,122	97.9%	181.0%	$2,249,204,601	98.2%	176.4%
Australia	31,402,884	1.3%	2.3%	31,937,353	1.4%	2.5%
Canada	16,553,035	0.7%	1.2%	10,115,616	0.4%	0.8%
Luxembourg	3,374,646	0.1%	0.3%	800,325	0.0%	0.1%
Grand Cayman	550,873	0.0%	0.0%	556,430	0.0%	0.0%
Total	$2,476,460,560	100.0%	184.8%	$2,292,614,325	100.0%	179.8%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Rating	Fair Value	Fair Value
1	$—	$—
2	2,140,919,631	2,005,423,967
3	114,318,523	73,802,589
4	—	5,024,745
5	7,207,254	—
Total	$2,262,445,408	$2,084,251,301

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$61,949,858	$48,679,928	$120,740,626	$90,011,337
Net expenses	30,359,338	24,504,642	58,836,135	42,899,829
Net investment income (loss) before taxes	31,590,520	24,175,286	61,904,491	47,111,508
Net change in provision (benefit) for income and excise taxes	71,106	118,307	72,287	112,229
Net investment income (loss) after taxes	31,519,414	24,056,979	61,832,204	46,999,279
Net realized gain (loss)	(2,905,674)	(1,924,626)	(5,080,323)	(1,963,189)
Net change in unrealized appreciation (depreciation)	(9,989,936)	(1,072,420)	(15,399,249)	(9,405,291)
Net increase (decrease) in net assets resulting from operations	$18,623,804	$21,059,933	$41,352,632	$35,630,799

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$57,631,863	$46,246,472	$111,631,989	$85,670,888
Dividend income	3,682,300	2,026,995	7,218,379	3,097,812
Other income	635,695	406,461	1,890,258	1,242,637
Total Investment Income	$61,949,858	$48,679,928	$120,740,626	$90,011,337

For the three and six months ended June 30, 2026, total investment income increased 27% to approximately $61.9 million and increased 34% to approximately $120.7 million, respectively. The increase in total investment income was primarily due to 32% growth in the increased size of the investment portfolio year over year and partially offset by a 67 basis points decline in weighted average portfolio yield (at fair value). The size of the Fund’s investment portfolio at fair value was approximately $2.5 billion as of June 30, 2026 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.10%. For the three and six months ended June 30, 2025, total investment income was approximately $48.7 million and $90.0 million, respectively, primarily driven by the combination of capital deployment, net of repayments and the continued performance of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was approximately $1.9 billion as of June 30, 2025 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.77%. The year over year decline in the weighted average yield on debt and income producing investments is primarily attributable to the decline in the Secured Overnight Financing Rate (“SOFR”) given the floating rate nature of the Fund’s investment portfolio.

The interest rate for most of 2025 held steady with the SOFR rate at approximately 4.30% before declining to approximately 3.90% at the end of 2025. During the second quarter of 2026 SOFR was at approximately 3.60%, compared to approximately 4.30% during the second quarter of 2025. Spreads in the traditional middle market, the Fund's primary area of focus, remained modestly compressed in the second quarter of 2026.

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

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$18,948,310	$16,170,072	$36,458,275	$27,913,674
Management fees	4,280,363	3,146,157	8,492,306	5,893,643
Income based incentive fees	4,500,608	3,378,908	8,829,165	6,539,392
Capital gains incentive fees	—	—	—	(822,417)
Distribution and shareholder servicing fees
Class S	6,156	4,075	12,000	7,573
Class D	7	7	15	14
Administration fees	1,104,707	813,807	2,192,859	1,523,249
Board of Trustees' fees	91,163	118,148	190,999	200,825
Professional fees	664,137	1,073,535	1,130,432	1,576,171
Registration fees	9,362	—	18,172	459,300
Other general and administrative expenses	788,980	501,534	1,546,367	1,173,098
Total Expenses Before Reductions	30,393,793	25,206,243	58,870,590	44,464,522
Expense support	(34,455)	(701,601)	(34,455)	(1,564,693)
Net Expenses	30,359,338	24,504,642	58,836,135	42,899,829
Net change in provision (benefit) for income and excise taxes	71,106	118,307	72,287	112,229
Net Expenses Including Taxes	$30,430,444	$24,622,949	$58,908,422	$43,012,058

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the three and six months ended June 30, 2026, was approximately $18.9 million and $36.5 million, respectively. Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the three and six months ended June 30, 2025, was approximately $16.2 million and $27.9 million, respectively. The increase in total interest expense was driven by the growth in the portfolio and the related increase in borrowings, which was partially offset by lower weighted average cost of borrowings. The weighted average cost of borrowings for the Fund decreased 64 basis points year over year from 6.50% for the six months ended June 30, 2025 to 5.86% for the six months ended June 30, 2026. Growth in investments drove the increase in borrowings under the Fund’s credit facilities along with the issuance of the 2025 Senior Notes as the Fund continues to move toward target leverage levels. The average principal balance outstanding increased from $0.8 billion for the six months ended June 30, 2025 to $1.1 billion for the six months ended June 30, 2026.

Management Fees

For the three and six months ended June 30, 2026, management fees were approximately $4.3 million and $8.5 million, respectively. For the three and six months ended June 30, 2025, management fees were approximately $3.1 million and $5.9 million, respectively. The increase in management fees was due to an increase in the average net assets, compared to the three and six months ended June 30, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the three and six months ended June 30, 2026, income based incentive fees were approximately $4.5 million and $8.8 million, respectively. For the three and six months ended June 30, 2025, income based incentive fees were approximately $3.4 million and $6.5 million, respectively. The increase in income based incentive fees was due to growth of the Fund’s income, attributed to continued capital deployment and the performance of the Fund’s investment portfolio, compared to the three and six months ended June 30, 2025.

Capital Gains Incentive Fees

For the three and six months ended June 30, 2026, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the three months ended June 30, 2025, the Fund did not recognize an increase or reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the six months ended June 30, 2025, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.8 million, attributable to net realized and change in unrealized losses of $11.4 million, none of which was payable under the Advisory Agreement. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States of America (“GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $2.7 million and $5.1 million for the three and six months ended June 30, 2026, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2025, respectively. Total other expenses were comprised of administration fees, other general and administrative expenses, professional fees, registration fees and Board of Trustees’ fees. Increases in expenses were primarily driven by an increase in administration fees and other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund, partially offset by a decrease in professional fees and registration fees.

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

As of June 30, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.02 million and $0.1 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2026, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of a nominal amount and total provision for taxes of approximately $0.1 million respectively, which was comprised of provision for taxes related to income of $0.1 million for each period presented, and net change in benefit for deferred tax expense related to unrealized appreciation on investments of approximately $0.1 million and a nominal amount, respectively. For the three and six months ended June 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million for each period presented, which was comprised of provision for taxes related to income of $0.1 million for each period presented and provision for deferred tax expense related to unrealized gains on investments of approximately $0.04 million and $0.1 million, respectively. The Fund did not incur an excise tax for the three and six months ended June 30, 2026 and 2025.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on non-controlled / non-affiliate investments	$(2,409,194)	$(1,760,643)	$(4,564,751)	$(2,070,784)
Net realized gain (loss) on non-controlled / affiliate investments	(495,815)	(84,675)	(495,815)	188,323
Net realized gain (loss) on swaps	2,162	(10,059)	(16,579)	(10,059)
Net realized gain (loss) on foreign currency transactions	(2,827)	(69,249)	(3,178)	(70,669)
Net Realized Gain (Loss)	$(2,905,674)	$(1,924,626)	$(5,080,323)	$(1,963,189)

For the three and six months ended June 30, 2026, the Fund generated a net realized loss on non-controlled / non-affiliate investments of approximately $2.4 million and $4.6 million, respectively, as the portfolio management team elected to sell several broadly syndicated loans of the Fund’s non-controlled / non-affiliate investments (not representing real losses on private credit investments), which were offset by several small realized gains on the private credit portfolio for the six months ended June 30, 2026 related to income from the syndication of certain private credit assets. In addition, for the three and six months ended June 30, 2026, the Fund generated a net realized loss on non-controlled / affiliate investments of approximately $0.5 million and $0.5 million, respectively related to the sale of a portion of its investment in Fixed Income Mutual Funds during the periods. In both cases, these realized losses represent investments in liquid assets as the portfolio management team sought to strategically reduce exposure to the public markets to limit volatility and manage liquidity needs for the Fund.

For the three and six months ended June 30, 2025, the Fund generated a net realized loss of approximately $1.9 million and $2.0 million, respectively, primarily driven by the sale of non-controlled / non-affiliate investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$(8,761,157)	$(2,481,575)	$(9,583,052)	$(9,627,450)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	710,364	70,869	(2,359,241)	(1,031,603)
Net change in unrealized appreciation (depreciation) on swaps	(2,154,739)	1,697,905	(3,687,058)	1,697,905
Net change in unrealized appreciation (depreciation) on foreign currency translation	129,467	(317,985)	220,736	(308,827)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	86,129	(41,634)	9,366	(135,316)
Net change in unrealized appreciation (depreciation)	$(9,989,936)	$(1,072,420)	$(15,399,249)	$(9,405,291)

For the three and six months ended June 30, 2026, the Fund recorded approximately $8.8 million and $9.6 million net change in unrealized depreciation on non-controlled / non-affiliate investments, respectively, attributable in part to the performance of a number of underlying investments in both the broadly syndicated and private credit loan portfolio. Furthermore, the Fund recorded $0.7 million of net change in unrealized appreciation on non-controlled / affiliate investments and $2.4 million of net change in unrealized depreciation on non-controlled / affiliate investments, respectively. This related to the change in the fair value of its holdings in the Fixed Income Mutual Fund, an affiliated broadly syndicated loan fund that was impacted by the sell down in broadly syndicated loans for the industry in the first quarter of 2026 and the stabilization and higher returns for the index during the second quarter of 2026. The Fund reduced its exposure to single-name broadly syndicated loans overall compared to June 30, 2025 in order to decrease portfolio volatility, while increasing its proportion of non-control / affiliated assets in the broadly syndicated loan mutual fund due to the benefits of enhanced diversification and improved liquidity. The Fund also recorded a net change in unrealized depreciation on swaps of $2.1 million and $3.7 million, respectively, for three and six months ended June 30, 2026, related to an interest rate swap associated with the Fund’s unsecured fixed rate debt. This swap is in place to align liabilities with the floating rate nature of the Fund’s assets. Additionally, the Fund recorded a tax benefit of approximately $0.1 million and a nominal amount, respectively, for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which partially contributed to the net change in unrealized depreciation for the three and six months ended June 30, 2026.

For the three and six months ended June 30, 2025, the Fund recorded net change in unrealized depreciation primarily due to the performance of a small sub-set of underlying assets, most of which were broadly syndicated loans. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further contributed to the net change in unrealized depreciation for the year.

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

As of June 30, 2026 and December 31, 2025, the Fund had three revolving credit facilities and two unsecured notes outstanding, as of each period presented. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026 and December 31, 2025, the Fund had $1.2 billion and $1.0 billion of debt outstanding under its revolving credit facilities and 2025 Senior Notes. As of June 30, 2026 and December 31, 2025 and the Fund’s asset coverage ratio was 214% and 222%, respectively.

Cash as of June 30, 2026, taken together with the Fund’s $0.8 billion of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

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

As of June 30, 2026, the Fund had $67.3 million in cash, $0.1 million in foreign cash and approximately $24.6 million in short-term liquid investments. During the six months ended June 30, 2026, cash used in operating activities was $144.1 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $189.2 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

As of June 30, 2025 the Fund had $27.3 million in cash and $0.2 million in foreign cash and approximately $14.8 million in short-term liquid investments. During the six months ended June 30, 2025, cash used in operating activities was $472.1 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $485.8 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	1,691,839	$42,189,556	5,044,102	$126,338,422
Share transfers between classes	—	—	—	—
Distributions reinvested	654,780	16,314,419	1,295,010	32,395,671
Share repurchases	(1,552,234)	(38,374,488)	(2,979,592)	(73,992,063)
Early repurchase deduction	—	19,072	—	73,812
Net increase (decrease)	794,385	$20,148,559	3,359,520	$84,815,842
CLASS S
Subscriptions	8,745	217,391	14,550	363,171
Share transfers between classes	—	—	—	—
Distributions reinvested	1,002	24,931	1,954	48,848
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	9,747	$242,322	16,504	$412,019
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	276	23	547
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$276	23	$547
Total net increase (decrease)	804,143	$20,391,157	3,376,047	$85,228,408

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,895,058	$124,500,923	10,174,576	$260,519,166
Share transfers between classes	—	—	—	—
Distributions reinvested	526,499	13,380,981	1,077,651	27,582,481
Share repurchases	(241,805)	(6,148,463)	(450,491)	(11,478,484)
Early repurchase deduction	—	4,802	—	8,748
Net increase (decrease)	5,179,752	$131,738,243	10,801,736	$276,631,911
CLASS S
Subscriptions	9,412	237,639	31,244	800,583
Share transfers between classes	—	—	—	—
Distributions reinvested	565	14,364	1,169	29,917
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	9,977	$252,003	32,413	$830,500
CLASS D
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	11	288	25	635
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$288	25	$635
Total net increase (decrease)	5,189,740	$131,990,534	10,834,174	$277,463,046

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the six months ended June 30, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1910	$10,002,474
February 27, 2026	February 27, 2026	March 20, 2026	0.1910	10,230,182
March 27, 2026	March 31, 2026	April 22, 2026	0.1910	10,451,184
April 24, 2026	April 30, 2026	May 22, 2026	0.1910	10,335,723
May 28, 2026	May 29, 2026	June 23, 2026	0.1910	10,470,226
June 26, 2026	June 30, 2026	July 23, 2026	0.1910	10,627,042
			$1.1460	$62,116,831

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1732	$18,366
February 27, 2026	February 27, 2026	March 31, 2026	0.1732	19,094
March 27, 2026	March 31, 2026	April 22, 2026	0.1732	19,483
April 24, 2026	April 30, 2026	May 22, 2026	0.1733	19,551
May 28, 2026	May 29, 2026	June 23, 2026	0.1734	19,788
June 26, 2026	June 30, 2026	July 23, 2026	0.1734	21,195
			$1.0397	$117,477

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 27, 2026	$0.1858	$90
February 27, 2026	February 27, 2026	March 31, 2026	0.1858	91
March 27, 2026	March 31, 2026	April 22, 2026	0.1858	92
April 24, 2026	April 30, 2026	May 22, 2026	0.1858	92
May 28, 2026	May 29, 2026	June 23, 2026	0.1858	93
June 26, 2026	June 30, 2026	July 23, 2026	0.1858	93
			$1.1148	$551

The following table summarizes the Fund’s distributions declared and payable for the six months ended June 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
			$1.3050	$48,019,166

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
			$1.1963	$83,393

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
			$1.2729	$574

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in the Fund’s distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in its distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

The following tables reflect the sources of distributions that the Fund declared on its Common Shares for the periods presented. The sources listed reflect certain adjustments to GAAP net investment income to estimate net taxable income in accordance with U.S. federal tax rules.

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the six months ended June 30, 2026:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.14	$61,703,174	$1.03	$116,717	$1.10	$547
Accumulated undistributed taxable net investment income from prior periods	0.01	413,657	0.01	760	0.01	4
Total	$1.15	$62,116,831	$1.04	$117,477	$1.11	$551

The following table reflects the sources of distributions that the Fund declared on its Common Shares during the six months ended June 30, 2025.

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.31	$48,019,166	$1.20	$83,393	$1.27	$574
Total	$1.31	$48,019,166	$1.20	$83,393	$1.27	$574

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
May 29, 2026	5%	$24.72	June 30, 2026	$38,355,416	1,552,234	2.91%
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

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2026 were approximately $1.2 billion and 5.83%, respectively, and $1.1 billion and 5.86%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and six months ended June 30, 2025 were $889.3 million and 6.47%, respectively, and $783.4 million and 6.50%, respectively. The increase in interest expense was primarily driven by the increased borrowings of the Fund as it continues to scale. The Fund’s weighted average interest rate paid as of June 30, 2026 and December 31, 2025 was 5.81% and 6.18%, respectively. The Fund’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$445,639,167	$445,639,167	$—	$694,360,833
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	104,136,558	863,442	—
Series 2025B Notes	105,000,000	105,000,000	103,949,739	1,050,261	—
Total	$2,000,000,000	$1,180,639,167	$1,178,725,464	$1,913,703	$819,360,833

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

For additional information on the Fund’s borrowings, refer to “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $470.1 million and $474.6 million, respectively.

In addition, the Fund was party to subscription agreements to fund equity investment commitments. As of June 30, 2026 and December 31, 2025, the Fund had unfunded equity investment commitments of approximately $0.1 million as of each period presented.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.

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

As of June 30, 2026, 99.6% of the Fund’s debt investments at fair value were at floating rates and 0.4% were at fixed rates. Based on the Fund’s consolidated statement of assets and liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$68,448,675	$29,119,175	$39,329,500
Up 200 basis points	45,632,450	19,412,783	26,219,667
Up 100 basis points	22,816,225	9,706,392	13,109,833
Down 100 basis points	(22,816,225)	(9,706,392)	(13,109,833)
Down 200 basis points	(45,605,161)	(19,412,783)	(26,192,378)
Down 300 basis points	(62,722,042)	(29,119,175)	(33,602,867)

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

The following table presents the share repurchases completed for the six months ended June 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
May 29, 2026	5%	$24.72	June 30, 2026	$38,355,416	1,552,234	2.91%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 9. Net Assets.”

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

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

FIDELITY PRIVATE CREDIT FUND

Date: August 12, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: August 12, 2026	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909885.102

BDC-10Q2-0826