Form 10-Q
period 2026-09-30
Fidelity Private Credit Fund
filed 2026-11-13
CIK 1920453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 9, 2026 was 56,181,527, 138,368 and 519 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
the Fund’s future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war; including those arising out of the ongoing conflicts in Ukraine and the Middle East;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
the Fund’s contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with the Adviser and its affiliates;
•
elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;
•
the use of borrowed money to finance a portion of the Fund’s investments;
•
the ability of the Adviser to identify suitable investments and to monitor and administer our investments;
•
the ability of the Adviser and its affiliates to attract and retain highly talented professionals;
•
the Fund’s ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which the Fund may invest.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $2,466,768,400 and $2,135,060,196 as of September 30, 2026 and December 31, 2025, respectively)	$2,437,586,499	$2,114,508,287
Non-controlled / affiliate investments (amortized cost $191,354,081 and $179,607,284 as of September 30, 2026 and December 31, 2025, respectively)	187,165,524	178,106,038
Cash	23,936,273	21,649,234
Foreign cash (cost $7,420 and $97,015 as of September 30, 2026 and December 31, 2025, respectively)	5,214	98,584
Segregated cash with brokers for derivative instruments	3,282,340	4,224,283
Receivable for daily variation margin on centrally cleared swaps	1,229	—
Deferred financing costs	11,398,588	13,367,865
Receivables from sales and paydowns of investments	2,979,027	5,279,722
Interest receivable	15,627,488	20,508,755
Dividend receivable	41,969	1,279,780
Prepaid expenses and other assets	71,646	158,101
Total Assets	$2,682,095,797	$2,359,180,649
Liabilities
Debt (net of unamortized debt issuance costs $1,748,571 and $2,230,742 as of September 30, 2026 and December 31, 2025, respectively)	1,254,708,936	1,039,821,825
Payable for daily variation margin on centrally cleared swaps	—	280,714
Payable for purchases of investments	675,802	2,806,491
Payable for capital shares repurchased	33,453,899	11,184,753
Distributions payable	10,872,165	9,792,546
Interest payable	14,370,744	12,483,222
Deferred revenue	—	37,777
Management fee payable	1,460,272	1,339,310
Income based incentive fee payable	4,604,456	4,307,716
Due to affiliates, net	555,272	489,577
Other accounts payable and accrued liabilities	870,402	793,943
Total Liabilities	$1,321,571,948	$1,083,337,874
Commitments and Contingencies (Note 7)
Net Assets
Common Shares, par value $0.01 per share, unlimited shares authorized, 55,568,762 and 50,834,149 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	555,688	508,341
Paid-in-capital in excess of par value	1,415,841,869	1,296,867,019
Total distributable earnings (loss)	(55,873,708)	(21,532,585)
Total Net Assets	$1,360,523,849	$1,275,842,775
Total Liabilities and Net Assets	$2,682,095,797	$2,359,180,649

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Assets and Liabilities

Net Asset Value Per Share	September 30, 2026	December 31, 2025
	(unaudited)
Class I Shares
Net assets	$1,357,165,815	$1,273,179,684
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	55,431,460	50,727,940
Net asset value per share	$24.48	$25.10

Class S Shares
Net assets	$3,345,425	$2,651,001
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	136,787	105,728
Net asset value per share	$24.46	$25.07

Class D Shares
Net assets	$12,609	$12,090
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	515	481
Net asset value per share⁽¹⁾	$24.48	$25.10
(1)
Net asset value per share may not calculate due to fractional shares.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
From non-controlled / non-affiliate investments
Interest income	$58,772,694	$49,018,676	$170,404,683	$134,689,564
Dividend income	322,243	266,780	852,051	660,303
Other income	494,694	772,395	2,384,952	2,015,032
From non-controlled / affiliate investments
Dividend income	3,341,754	2,132,317	10,030,325	4,836,606
Total Investment Income	62,931,385	52,190,168	183,672,011	142,201,505
Expenses
Interest expense	19,302,060	16,030,842	55,760,335	43,944,516
Management fees	4,311,010	3,540,081	12,803,316	9,433,724
Income based incentive fees	4,604,456	3,807,793	13,433,621	10,347,185
Capital gains incentive fees	—	—	—	(822,417)
Distribution and shareholder servicing fees
Class S	7,171	5,162	19,171	12,735
Class D	8	8	23	22
Administration fees	1,112,655	914,914	3,305,514	2,438,163
Board of Trustees’ fees	86,172	103,730	277,171	304,555
Professional fees	510,866	493,136	1,641,298	2,069,307
Registration fees	9,253	20,882	27,425	480,182
Other general and administrative expenses	776,646	591,211	2,323,013	1,764,309
Total Expenses Before Reductions	30,720,297	25,507,759	89,590,887	69,972,281
Expense reimbursement (support)	34,455	(46,827)	—	(1,611,520)
Net Expenses	30,754,752	25,460,932	89,590,887	68,360,761
Net Investment Income (Loss) Before Taxes	32,176,633	26,729,236	94,081,124	73,840,744
Net change in provision (benefit) for income and excise taxes	1,598	16,779	73,885	129,008
Net Investment Income (Loss) After Taxes	32,175,035	26,712,457	94,007,239	73,711,736
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(9,661,493)	150,295	(14,226,244)	(1,920,489)
Net realized gain (loss) on non-controlled / affiliate investments	—	—	(495,815)	188,323
Net realized gain (loss) on swaps	(120,359)	(30,674)	(136,938)	(40,733)
Net realized gain (loss) on foreign currency transactions	(1,752)	(57,614)	(4,930)	(128,283)
Net realized gain (loss)	(9,783,604)	62,007	(14,863,927)	(1,901,182)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	953,060	(6,737,113)	(8,629,992)	(16,364,563)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(328,070)	(198,487)	(2,687,311)	(1,230,090)
Net change in unrealized appreciation (depreciation) on swaps	(4,473,312)	(106,465)	(8,160,370)	1,591,440
Net change in unrealized appreciation (depreciation) on foreign currency translation	22,126	210,542	242,862	(98,285)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	—	107,499	9,366	(27,817)
Net change in unrealized appreciation (depreciation)	(3,826,196)	(6,724,024)	(19,225,445)	(16,129,315)
Net Realized and Change in Unrealized Gains (Losses)	(13,609,800)	(6,662,017)	(34,089,372)	(18,030,497)
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,565,235	$20,050,440	$59,917,867	$55,681,239

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$32,175,035	$26,712,457	$94,007,239	$73,711,736
Net realized gain (loss)	(9,783,604)	62,007	(14,863,927)	(1,901,182)
Net change in unrealized appreciation (depreciation)	(3,826,196)	(6,724,024)	(19,225,445)	(16,129,315)
Net increase (decrease) in net assets resulting from operations	18,565,235	20,050,440	59,917,867	55,681,239
Distributions to Common Shareholders:
Class I	(31,952,574)	(26,519,868)	(94,069,405)	(74,539,034)
Class S	(71,272)	(51,833)	(188,749)	(135,226)
Class D	(285)	(271)	(836)	(845)
Net decrease in net assets resulting from distributions	(32,024,131)	(26,571,972)	(94,258,990)	(74,675,105)
Share Transactions:
Class I:
Proceeds from shares sold	50,169,349	122,404,540	176,507,771	382,923,706
Distributions reinvested	16,631,634	14,679,473	49,027,305	42,261,954
Repurchased shares, net of early repurchase deduction	(33,367,450)	(7,463,876)	(107,285,701)	(18,933,612)
Net increase (decrease) in net assets from share transactions	33,433,533	129,620,137	118,249,375	406,252,048
Class S:
Proceeds from shares sold	417,392	610,521	780,563	1,411,104
Distributions reinvested	29,030	19,649	77,878	49,566
Repurchased shares, net of early repurchase deduction	(86,449)	—	(86,449)	—
Net increase (decrease) in net assets from share transactions	359,973	630,170	771,992	1,460,670
Class D:
Proceeds from shares sold	—	—	—	—
Distributions reinvested	283	281	830	916
Net increase (decrease) in net assets from share transactions	283	281	830	916
Total increase (decrease) in net assets	20,334,893	123,729,056	84,681,074	388,719,768
Net assets, beginning of period	1,340,188,956	1,040,085,393	1,275,842,775	775,094,681
Net Assets, End of Period	$1,360,523,849	$1,163,814,449	$1,360,523,849	$1,163,814,449

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$59,917,867	$55,681,239
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(565,104,307)	(1,036,762,714)
Proceeds from sales of investments and principal repayments	273,690,660	344,613,482
Net proceeds (payments) from sales (purchases) of short-term securities	(53,900,551)	7,870,538
Net realized (gain) loss on investments	14,722,059	1,732,166
Net realized (gain) loss on foreign currency transactions	4,930	128,283
Net change in unrealized (appreciation) depreciation on investments	11,317,303	17,594,653
Net change in unrealized (appreciation) depreciation on foreign currency translation	(242,862)	98,285
Payment-in-kind interest capitalized	(4,504,066)	(844,761)
Net accretion of discount and amortization of premium	(8,358,794)	(6,496,937)
Amortization of deferred financing and debt issuance costs	3,083,395	2,313,147
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	2,300,695	2,926,721
(Increase) decrease in receivable for daily variation margin on centrally cleared swaps	(1,229)	(90,544)
(Increase) decrease in interest receivable	4,881,267	(3,826,243)
(Increase) decrease in dividend receivable	1,237,811	(522,934)
(Increase) decrease in prepaid expenses and other assets	86,455	92,877
Increase (decrease) in payable for purchases of investments	(2,130,689)	(49,794)
Increase (decrease) in payable for daily variation margin on centrally cleared swaps	(280,714)	—
Increase (decrease) in deferred revenue	(37,777)	436,084
Increase (decrease) in interest payable	1,887,522	9,072,857
Increase (decrease) in income based incentive fee payable	296,740	1,001,937
Increase (decrease) in capital gains incentive fee payable	—	(822,417)
Increase (decrease) in management fee payable	120,962	406,635
Increase (decrease) in due to affiliates, net	65,695	258,579
Increase (decrease) in other accounts payable and accrued liabilities	76,459	49,945
Net Cash Provided by (Used in) Operating Activities	(260,871,169)	(605,138,916)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Financing Activities:
Payment of deferred financing and debt issuance costs	(631,947)	(11,635,383)
Proceeds from issuance of Common Shares	177,288,334	384,334,810
Repurchased shares, net of early repurchase deduction paid	(85,103,004)	(17,060,321)
Capital distributions	(44,073,358)	(34,713,996)
Proceeds from borrowings	418,000,000	934,992,138
Repayment of borrowings	(203,357,532)	(629,192,153)
Net Cash Provided by (Used in) Financing Activities	262,122,493	626,725,095
Net increase (decrease) in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments	1,251,324	21,586,179
Effect of foreign currency exchange rates changes	402	16,194
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, beginning of the period	25,972,101	18,338,229
Cash, Foreign cash, and Segregated cash with brokers for derivative instruments, End of the Period	$27,223,827	$39,940,602
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$49,106,013	$42,312,436
Reinvestment of distributions	$(49,106,013)	$(42,312,436)
Non-cash purchases of payment-in-kind securities	$4,504,066	$844,761
Non-cash interest income from payment-in-kind securities	$(4,504,066)	$(844,761)
Cash paid for state and federal taxes	$136,700	$337,100
Cash paid for interest expense	$50,789,418	$32,558,512
Non-cash exchanges of investments	$11,253,082	$—
The amounts included in Cash, Foreign cash, and Segregated cash with brokers for derivative instruments include the following:
Cash	$23,936,273	$35,339,292
Foreign cash	5,214	160,252
Segregated cash with brokers for derivative instruments	3,282,340	4,441,058
Total Cash, Foreign cash, and Segregated cash with brokers for derivative instruments shown in the consolidated statements of cash flows	$27,223,827	$39,940,602

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
MMGY Global LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.57%	4/26/2029	7,408,002	$7,318,846	$7,245,026
MMGY Global LLC (f)(i)(l)	Revolving Credit Facility	Prime + 4.50%	11.50%	4/26/2029	1,063,031	1,041,266	1,018,057
MMGY Global LLC (i)(l)(r)	Term Loan	SOFR + 5.50%	9.57%	4/26/2029	2,955,267	2,925,076	2,890,251
Penn Quarter Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	8/25/2031	6,857,493	6,784,608	6,802,633
Penn Quarter Partners, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	8/25/2031	5,182,083	5,123,060	5,140,626
Penn Quarter Partners, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/25/2031	-	(26,625)	(20,780)
Penn Quarter Partners, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	8/25/2031	4,767,450	4,710,915	4,729,310
Penn Quarter Partners, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.74%	8/25/2031	5,729,445	5,658,321	5,683,610
						33,535,467	33,488,733	2.46%
Aerospace & Defense
Aeron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.57%	1/2/2032	8,015,772	7,926,792	7,887,520
Aeron Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/2/2032	-	(58,930)	(104,992)
Aeron Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.57%	1/2/2032	1,615,269	1,556,222	1,529,121
Fmi Industries, Inc. (j)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.32%	1/13/2031	11,914,583	11,856,745	11,856,202
Fmi Industries, Inc. (f)(j)(l)	Delayed Draw Term Loan	-	-	1/13/2031	-	(13,930)	-
Fmi Industries, Inc. (f)(j)(l)	Revolving Credit Facility	SOFR + 5.25%	9.28%	1/13/2031	1,552,778	1,536,024	1,535,219
Keel Platform LLC (f)(j)(l)(m)	Delayed Draw Term Loan	Prime + 3.75%	10.75%	1/19/2031	479,649	454,258	477,731
Keel Platform LLC (j)(l)(m)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	1/19/2031	14,601,364	14,447,663	14,542,959
Kinetic Engines Systems Inc (i)(l)(r)	Term Loan	SOFR + 4.75%	8.61%	5/3/2029	6,974,242	6,865,235	6,974,242
Kinetic Engines Systems Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.62%	5/3/2028	980,695	967,654	980,695
Kinetic Engines Systems Inc (i)(q)	Term Loan	SOFR + 4.75%	8.58%	5/3/2029	1,297,797	1,283,126	1,297,797
Prospect Mold & Die Company (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	3/30/2032	14,193,395	14,024,143	14,122,428
Prospect Mold & Die Company (f)(i)(l)	Revolving Credit Facility	-	-	3/30/2032	-	(36,162)	(15,779)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Tighitco Inc (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.76%	2/28/2030	35,470,242	$35,064,640	$35,080,069
Tighitco Inc (i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.88%	2/28/2030	4,588,256	4,540,564	4,537,785
Tighitco Inc (i)(l)	Term Loan	SOFR + 6.00%	9.76%	2/28/2030	412,011	406,205	407,479
						100,820,249	101,108,476	7.43%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(l)(m)	Term Loan	SOFR + 5.50%	9.26%	11/27/2030	3,052,386	3,018,383	3,052,386
Dynamic Connections, Ltd (i)(l)(m)(t)	Term Loan	CORRA + 5.50%	8.12%	11/27/2030	9,971,127	7,031,048	7,006,378
Dynamic Connections, Ltd (i)(l)(m)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	11/27/2030	6,722,295	6,651,804	6,722,295
Dynamic Connections, Ltd (f)(i)(l)(m)	Revolving Credit Facility	SOFR + 5.50%	9.26%	11/27/2030	225,127	201,604	225,127
Dynamic Connections, Ltd (f)(i)(l)(m)	Delayed Draw Term Loan	SOFR + 5.50%	9.43%	11/27/2030	6,531,463	6,426,666	6,531,463
Pla Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.76%	11/22/2029	28,713,329	28,329,845	27,966,782
Pla Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.00%	10.78%	11/22/2029	2,456,104	2,410,037	2,361,498
R1 Holdings, LLC (i)(q)	Term Loan	SOFR + 6.75%	10.57%	12/29/2028	5,217,285	5,124,050	5,055,549
STG Topco, LLC (i)(l)(m)	Term Loan	SOFR + 6.90% (5.75% PIK)	10.63%	7/8/2031	1,627,083	1,522,589	1,627,083
						60,716,026	60,548,561	4.44%
Application Software
ACP Avenu Midco LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.98%	10/2/2029	16,714,844	16,444,713	16,647,984
ACP Avenu Midco LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	8.98%	10/2/2029	1,013,836	975,811	995,657
ACP Avenu Midco LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	10/2/2029	9,171,726	9,042,770	9,135,039
ACP Avenu Midco LLC (i)(r)	Term Loan	SOFR + 5.25%	8.98%	10/2/2029	11,821,592	11,735,400	11,774,306
ACP Avenu Midco LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2029	-	(34,545)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.25%	8.98%	10/2/2029	4,427,828	4,393,826	4,410,117
ACP Falcon Buyer Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.23%	8/1/2029	20,639,907	20,288,122	20,639,907
ACP Falcon Buyer Inc (f)(i)(l)	Revolving Credit Facility	-	-	8/1/2029	-	(14,402)	-
Aptean Inc (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.51%	1/30/2031	12,689,993	12,617,149	12,426,874
Aptean Inc (f)(j)(l)	Revolving Credit Facility	Prime + 3.75%	10.75%	1/30/2031	193,874	193,874	189,997

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Aptean Inc (f)(j)(l)	Revolving Credit Facility	SOFR + 4.75%	8.51%	1/30/2031	169,640	$169,640	$166,247
Aptean Inc (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2031	-	(2,481)	(5,874)
Atlas AU Bidco Pty Ltd / Atlas US Finco Inc (i)(l)(m)	Term Loan	SOFR + 5.00%	8.73%	12/9/2029	199,500	195,841	198,702
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(q)	Term Loan	SOFR + 4.50%	8.23%	12/9/2029	5,035,469	4,913,488	4,944,831
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)	Term Loan	SOFR + 4.50%	8.23%	12/9/2029	26,659,322	26,325,300	26,179,454
Cytracom LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.90%	7/1/2029	16,761,033	16,651,077	16,509,618
Cytracom LLC (f)(i)(l)	Revolving Credit Facility	-	-	7/1/2029	-	(11,301)	(30,561)
Cytracom LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	7/1/2029	-	(27,931)	(49,911)
Modena Buyer LLC (g)(l)(m)	Term Loan	SOFR + 4.25%	8.07%	7/1/2031	4,917,425	4,840,747	4,750,675
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.89%	9/16/2028	4,990,218	4,913,371	4,990,218
Routeware, Inc (i)(l)(q)	Term Loan	SOFR + 5.25%	9.23%	9/18/2031	18,277,206	18,138,110	18,021,325
Routeware, Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.18%	9/18/2031	2,421,730	2,409,867	2,387,826
Routeware, Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	9/18/2031	-	-	-
Routeware, Inc (f)(i)(l)	Revolving Credit Facility	-	-	9/18/2031	-	(13,965)	(27,416)
User Zoom Technologies, Inc (i)(l)	Term Loan	SOFR + 7.75% (1.75% PIK)	11.56%	4/5/2029	10,119,585	9,937,609	9,694,563
User Zoom Technologies, Inc. (i)(l)	Term Loan	SOFR + 7.75% (1.75% PIK)	11.59%	4/5/2029	815,005	802,182	780,775
VS Buyer LLC (g)(l)(m)	Term Loan	SOFR + 2.25%	6.07%	4/14/2031	1,984,962	1,940,293	1,929,145
						166,824,565	166,659,498	12.23%
Automotive Parts & Equipment
Automotive Keys Group LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.07%	6/1/2028	38,280,259	37,733,451	37,706,056
Automotive Keys Group LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/1/2028	-	(51,928)	(55,049)
						37,681,523	37,651,007	2.77%
Automotive Retail
Nitrofill, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	9.76%	8/14/2029	29,369,414	28,944,798	28,928,873
Nitrofill, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/14/2029	-	(62,432)	(65,209)
						28,882,366	28,863,664	2.13%
Building Products

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Tgnl Purchaser LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.40%	6/25/2031	31,405,453	$31,073,463	$31,405,453
Tgnl Purchaser LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/25/2031	-	(63,514)	-
Vp Deliver Parent, Inc (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	2/17/2031	9,597,010	9,492,477	9,414,667
Vp Deliver Parent, Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	2/17/2031	-	(7,040)	(16,397)
Vp Deliver Parent, Inc (f)(i)(l)	Revolving Credit Facility	-	-	2/17/2031	-	(15,092)	(26,180)
						40,480,294	40,777,543	3.00%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.57%	4/9/2030	11,892,597	11,757,241	11,226,612
BPCP Craftsman Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/9/2030	-	(84,765)	(770,231)
BPCP Craftsman Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.40%	4/9/2030	1,852,790	1,796,503	1,556,344
						13,468,979	12,012,725	0.88%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.65%	6/29/2027	19,586,111	19,520,847	19,586,111
Vrc Companies LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.90%	6/29/2027	9,923,354	9,880,644	9,863,814
						29,401,491	29,449,925	2.17%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.52%	11/1/2030	16,779,923	16,626,825	16,763,143
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/1/2030	-	(24,365)	(2,846)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.57%	11/1/2030	4,012,949	3,947,468	4,008,936
Benefit Plan Administrators of Eau Claire, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.52%	11/1/2030	19,426,526	19,239,848	19,407,099
						39,789,776	40,176,332	2.95%
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.25%	10.01%	9/19/2028	20,006,058	19,869,744	19,785,991
All-Lift Systems, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25%	10.01%	9/19/2028	1,466,720	1,445,110	1,430,867
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.97%	6/1/2027	14,567,061	14,480,754	13,459,964
American Trailer Rental Group, LLC (i)(q)	Term Loan	SOFR + 5.75%	9.97%	6/1/2027	4,868,265	4,842,757	4,498,277

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
CSC ServiceWorks East LLC (g)(k)(l)(m)	Term Loan	SOFR + 4.00%	8.01%	9/4/2030	5,885,727	$4,932,136	$3,737,437
Eversmith Brands Intermediate Holding Company (i)(l)(q)	Term Loan	SOFR + 5.00%	8.82%	6/17/2030	4,513,733	4,467,104	4,513,733
Eversmith Brands Intermediate Holding Company (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.04%	6/17/2030	2,798,797	2,767,783	2,798,797
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Revolving Credit Facility	-	-	6/17/2030	-	(8,404)	-
Eversmith Brands Intermediate Holding Company (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	6/17/2030	124,847	111,422	124,847
Hy-Tek Opco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.57%	9/19/2028	26,629,944	26,448,950	26,523,424
Hy-Tek Opco, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.57%	9/19/2028	1,268,818	1,235,412	1,248,517
Identiti Resources LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.90%	11/1/2029	18,375,992	18,192,905	18,339,240
Identiti Resources LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.90%	11/1/2029	7,533,467	7,463,013	7,518,400
Identiti Resources LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	8.89%	11/1/2029	795,552	770,848	790,248
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	8.90%	11/1/2029	5,705,161	5,639,261	5,693,750
Kinetic Infrastructure Group, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.15%	3/13/2030	32,185,204	31,894,090	31,895,537
Kinetic Infrastructure Group, Inc. (f)(i)(l)	Delayed Draw Term Loan	-	-	3/13/2030	-	(16,510)	(15,306)
Kinetic Infrastructure Group, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	3/13/2030	-	(33,032)	(34,439)
National Power, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.65%	10/20/2029	14,005,081	13,912,961	13,682,964
National Power, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.57%	10/20/2029	1,946,241	1,919,407	1,846,629
National Power, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/20/2029	-	(23,900)	(89,039)
Perimeter Solutions Group, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	10/2/2030	19,721,561	19,551,784	19,445,459
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	10/2/2030	8,538,180	8,452,010	8,404,276
Perimeter Solutions Group, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.07%	10/2/2030	1,255,859	1,225,973	1,208,974
Perimeter Solutions Group, LLC (i)(l)(r)	Term Loan	SOFR + 5.00%	9.07%	10/2/2030	4,634,246	4,584,928	4,569,366
Perimeter Solutions Group, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	10/2/2030	-	(15,577)	(23,028)
						194,110,929	191,354,885	14.07%
Education Services
Professional Education Holdco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.40%	2/26/2032	22,208,506	21,959,134	22,030,837
Professional Education Holdco, LLC (l)	Term Loan	16.00% (16.00% PIK)	16.00%	2/26/2032	4,264,988	4,185,255	4,166,894

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Professional Education Holdco, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.40%	2/26/2032	4,371,613	$4,271,550	$4,300,530
Professional Education Holdco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	2/26/2032	-	(32,020)	(22,747)
						30,383,919	30,475,514	2.25%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.07%	3/21/2030	28,763,011	28,432,935	28,763,011
Luminii LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	3/21/2030	9,523,484	9,422,939	9,523,484
Luminii LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/21/2030	-	(50,264)	-
Luminii LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	3/21/2030	2,360,194	2,334,353	2,360,194
Principal Lighting Group, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	8.93%	11/4/2030	21,572,136	21,335,732	21,572,136
Principal Lighting Group, LLC (f)(i)(l)	Revolving Credit Facility	-	-	11/4/2030	-	(33,654)	-
Principal Lighting Group, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.32%	11/4/2030	1,788,435	1,771,104	1,788,435
Warshaw Opco LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.23%	3/27/2030	23,169,410	22,902,210	21,871,923
Warshaw Opco LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.57%	3/27/2030	2,088,505	2,009,453	1,971,549
						88,124,808	87,850,732	6.45%
Environmental & Facilities Services
Dragonfly Pond Works (i)(l)	Term Loan	SOFR + 5.00%	9.07%	8/16/2031	6,557,064	6,481,229	6,557,064
Dragonfly Pond Works (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	8/16/2031	7,752,374	7,691,504	7,752,374
Dragonfly Pond Works (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.07%	8/16/2031	571,187	540,765	571,187
Dragonfly Pond Works (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	8/16/2031	7,625,718	7,541,085	7,625,718
Dragonfly Pond Works (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	8/16/2031	1,754,273	1,694,218	1,754,273
Scp Mechanical Services Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50% (2.50% PIK)	10.19%	8/20/2031	11,828,411	11,701,160	9,581,013
Scp Mechanical Services Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/20/2031	-	(26,111)	(485,233)
						35,623,850	33,356,396	2.44%
Fertilizers & Agricultural Chemicals
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.50%	8.32%	11/15/2030	2,463,550	2,328,421	2,416,594
Consolidated Energy Finance SA (g)(l)(m)	Term Loan	SOFR + 4.75%	8.57%	11/15/2030	995,000	895,519	975,926

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$3,223,940	$3,392,520	0.25%
Food Distributors
Orchard Park Bidco, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	4/21/2033	8,751,365	8,669,779	8,751,365
Orchard Park Bidco, Inc. (f)(i)(l)	Delayed Draw Term Loan	-	-	4/21/2033	-	(11,460)	-
Orchard Park Bidco, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	4/21/2033	-	(33,201)	-
						8,625,118	8,751,365	0.64%
Food Retail
Heritage Grocers Group LLC (g)(j)(l)(m)	Term Loan	SOFR + 6.75%	10.92%	8/1/2029	4,793,433	4,727,287	3,269,505
						4,727,287	3,269,505	0.24%
Health Care Facilities
Infusion Services Management LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	7/6/2029	11,550,683	11,356,755	11,435,176
Infusion Services Management LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	7/6/2029	4,333,298	4,303,542	4,289,965
Infusion Services Management LLC (f)(i)(l)	Revolving Credit Facility	Prime + 4.00%	11.00%	7/6/2029	1,238,752	1,161,096	1,170,620
Infusion Services Management LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.07%	7/6/2029	15,664,568	15,468,473	15,507,922
						32,289,866	32,403,683	2.39%
Health Care Services
Ab Centers Acquisition Corporation (j)(q)(r)	Term Loan	SOFR + 5.25%	9.15%	7/2/2031	19,218,955	19,022,672	19,065,204
Ab Centers Acquisition Corporation (j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	7/2/2031	1,735,788	1,721,978	1,721,902
Ab Centers Acquisition Corporation (f)(j)(l)	Revolving Credit Facility	-	-	7/2/2031	-	(18,162)	(14,226)
Ab Centers Acquisition Corporation (j)(l)(q)	Term Loan	SOFR + 5.25%	9.15%	7/2/2031	7,025,515	6,998,686	6,969,311
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	9.15%	7/2/2031	8,880,263	8,822,318	8,809,221
Align Enta Mso Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.65%	3/25/2032	20,048,454	19,865,810	19,928,163
Align Enta Mso Holdings, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	3/25/2032	-	(29,659)	(6,432)
Align Enta Mso Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/25/2032	-	(18,674)	(12,217)
Bebright Mso, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.82%	6/3/2030	9,126,003	9,062,362	9,126,003
Bebright Mso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.82%	6/3/2030	7,325,870	7,280,378	7,325,870

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Bebright Mso, LLC (f)(i)(l)	Revolving Credit Facility	-	-	6/3/2030	-	$(21,446)	$-
Bebright Mso, LLC (i)(r)	Term Loan	SOFR + 5.25%	9.32%	6/3/2030	1,406,370	1,394,902	1,385,274
Bebright Mso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	6/3/2030	12,882,035	12,767,983	12,688,804
Bebright Mso, LLC (i)(r)	Term Loan	SOFR + 5.25%	9.32%	6/3/2030	1,349,947	1,337,930	1,329,697
Behavioral Framework LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.51%	11/20/2031	18,977,395	18,813,874	18,977,395
Behavioral Framework LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.51%	11/20/2031	3,059,724	3,029,172	3,059,724
Behavioral Framework LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.52%	11/20/2031	1,090,670	1,067,281	1,090,670
Dpt Management, LLC (i)(l)(q)	Term Loan	SOFR + 6.00% (0.50% PIK)	9.69%	12/18/2027	23,735,095	23,631,549	23,497,744
Dpt Management, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.40%	12/18/2027	2,528,412	2,514,782	2,494,997
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(q)(r)	Term Loan	SOFR + 5.00%	8.84%	1/3/2029	9,145,130	9,014,658	9,145,130
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(l)(q)	Term Loan	SOFR + 5.00%	8.68%	1/3/2029	10,475,649	10,374,356	10,475,649
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (f)(j)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.95%	1/3/2029	6,592,727	6,514,681	6,592,727
Future Care Associates LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	9.16%	1/27/2029	16,870,238	16,701,237	16,870,238
Future Care Associates LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.16%	1/27/2029	14,662,500	14,515,010	14,662,500
Houseworks Holdings, LLC (i)(r)	Term Loan	SOFR + 5.50%	9.57%	12/15/2028	4,812,500	4,723,557	4,735,500
Houseworks Holdings, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.51%	12/15/2028	308,673	302,183	300,510
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.26%	12/15/2028	2,969,388	2,924,916	2,921,878
Houseworks Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.26%	12/15/2028	853,010	843,131	839,362
Lifecare Intermediate II, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.33%	5/20/2030	5,092,374	5,049,469	5,046,542
Lifecare Intermediate II, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	5/20/2030	1,124,256	1,104,454	1,104,961
Lifecare Intermediate II, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.33%	5/20/2030	1,697,458	1,683,160	1,682,181
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	12/13/2030	15,418,953	15,221,576	15,187,669
NE Ortho Management Services, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.07%	12/13/2030	446,803	423,802	413,293
NE Ortho Management Services, LLC (i)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	12/13/2030	12,370,908	12,230,802	12,185,345
NE Ortho Management Services, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	12/13/2030	5,753,124	5,692,049	5,666,828
NE Ortho Management Services, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.04%	12/13/2030	1,554,347	1,525,609	1,498,315

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Scp Personalized Medicine Management, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/14/2032	-	$(35,116)	$(35,867)
Scp Personalized Medicine Management, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.57%	8/14/2032	13,104,723	12,943,279	12,940,914
Scp Personalized Medicine Management, LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	8/14/2032	-	(56,550)	(57,679)
The Smilist Dso, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.00%	10.07%	4/4/2029	16,751,093	16,533,946	16,751,093
The Smilist Dso, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	9.90%	4/4/2029	819,425	808,845	819,425
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	4/4/2029	3,637,040	3,595,241	3,637,040
The Smilist Dso, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	4/4/2029	4,528,735	4,476,316	4,528,735
The Smilist Dso, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	4/4/2029	8,775,954	8,713,879	8,722,333
Tiger Healthcare Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.57%	2/27/2030	5,673,113	5,614,579	5,378,111
Tiger Healthcare Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.57%	2/27/2030	10,985,227	10,826,862	10,413,995
Tiger Healthcare Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.57%	2/27/2030	500,000	487,102	448,000
Together Womens Health, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.40%	8/26/2031	13,201,445	13,058,848	13,201,445
Together Womens Health, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.40%	8/26/2031	1,688,557	1,613,387	1,688,557
Together Womens Health, LLC (f)(j)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(23,855)	-
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.25%	12/12/2028	5,404,438	5,336,069	5,404,438
VIP Medical US Buyer, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.25%	12/12/2028	12,009,250	11,899,223	12,009,250
VIP Medical US Buyer, LLC (i)(l)(r)	Term Loan	SOFR + 5.25%	9.25%	12/12/2028	10,244,000	10,177,351	10,244,000
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.25%	12/12/2028	6,947,500	6,893,921	6,947,500
						358,951,713	359,807,022	26.42%
Health Care Supplies
C2dx, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.34%	3/19/2030	8,713,679	8,621,593	8,582,974
C2dx, Inc (f)(i)(l)	Revolving Credit Facility	-	-	3/19/2030	-	(17,555)	(29,548)
C2dx, Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.50%	9.26%	3/19/2030	4,807,537	4,765,232	4,735,424
Premier Dental Products Company LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	1/31/2031	23,349,190	23,083,352	23,349,190
Premier Dental Products Company LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	1/31/2031	-	(51,559)	-
Premier Dental Products Company LLC (f)(i)(l)	Revolving Credit Facility	-	-	1/31/2031	-	(52,111)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$36,348,952	$36,638,040	2.70%
Health Care Technology
Andretti Buyer, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.57%	1/30/2033	16,923,973	16,773,479	16,670,113
Andretti Buyer, LLC (f)(j)(l)	Delayed Draw Term Loan	-	-	1/30/2033	-	(6,388)	(14,174)
Andretti Buyer, LLC (f)(j)(l)	Revolving Credit Facility	-	-	1/30/2033	-	(12,822)	(21,261)
Harmony Hit US Holdings Inc (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.65%	12/3/2030	21,169,892	20,970,524	21,064,043
Harmony Hit US Holdings Inc (f)(i)(l)	Delayed Draw Term Loan	-	-	12/3/2030	-	(20,767)	-
Harmony Hit US Holdings Inc (f)(i)(l)	Revolving Credit Facility	-	-	12/3/2030	-	(34,786)	(19,875)
Pcp Metis Bidco, Inc. (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	7/1/2033	10,889,073	10,781,172	10,780,182
Pcp Metis Bidco, Inc. (f)(j)(l)	Revolving Credit Facility	-	-	7/1/2033	-	(51,848)	(53,668)
Pillr Health Intermediate II, LLC (f)(j)(l)	Revolving Credit Facility	-	-	12/31/2031	-	(53,511)	-
Pillr Health Intermediate II, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.57%	12/31/2031	25,291,953	25,068,685	25,291,953
Pillr Health Intermediate II, LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.57%	12/31/2031	5,107,494	5,037,503	5,107,494
						78,451,241	78,804,807	5.81%
Home Improvement Retail
LBM Acquisition LLC (g)(j)(l)(m)	Term Loan	SOFR + 3.75%	7.75%	6/6/2031	3,910,000	3,880,967	2,742,865
						3,880,967	2,742,865	0.20%
Independent Power Producers & Energy Traders
Natgasoline LLC (g)(l)(m)	Term Loan	SOFR + 5.50%	9.40%	3/29/2030	4,788,133	4,678,122	4,824,044
						4,678,122	4,824,044	0.35%
Industrial Machinery & Supplies & Components
Endurance PT Technology Buyer Corporation (i)(l)(q)(r)	Term Loan	SOFR + 6.50%	10.57%	10/28/2031	29,775,000	29,655,562	29,745,225
La-Co Industries, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	7/2/2030	17,525,359	17,341,444	17,525,359
La-Co Industries, Inc (f)(i)(l)	Revolving Credit Facility	-	-	7/2/2030	-	(14,074)	-
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	11.22%	1/9/2029	10,636,805	10,491,560	10,626,168
Precision I Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.61%	3/12/2032	8,938,685	8,854,415	8,867,175

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Precision I Buyer, LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/12/2032	-	$(13,646)	$(11,978)
						66,315,261	66,751,949	4.91%
Insurance Brokers
Knight AcquireCo, LLC (k)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.26%	11/7/2032	12,497,040	12,451,559	12,497,040
Knight AcquireCo, LLC (f)(k)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.34%	11/7/2032	556,820	546,304	556,820
						12,997,863	13,053,860	0.96%
Internet Services & Infrastructure
Kaseya Inc (g)(l)(m)	Term Loan	SOFR + 3.25%	7.07%	3/22/2032	1,984,887	1,893,052	1,649,203
						1,893,052	1,649,203	0.12%
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.57%	10/8/2030	21,715,116	21,487,465	21,715,116
Cait Intermediate, LLC (f)(i)(l)	Revolving Credit Facility	-	-	10/8/2030	-	(24,883)	-
Digital Experience Services, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.20%	4/25/2030	15,319,680	15,143,486	14,262,622
Digital Experience Services, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	8.97%	4/25/2030	9,052,993	8,901,482	8,427,686
Digital Experience Services, LLC (f)(i)(l)	Revolving Credit Facility	Prime + 4.25%	11.25%	4/25/2030	646,400	618,577	467,994
Insight Technology Operation LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.32%	3/31/2031	28,786,046	28,435,660	28,786,046
Insight Technology Operation LLC (f)(i)(l)	Revolving Credit Facility	-	-	3/31/2031	-	(47,915)	-
						74,513,872	73,659,464	5.42%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	9/26/2031	14,675,040	14,548,119	14,675,040
Ecir Intermediate II LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	9/26/2031	7,058,701	6,993,921	7,058,701
Ecir Intermediate II LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/26/2031	-	(14,714)	-
Ecir Intermediate II LLC (i)(q)	Term Loan	SOFR + 5.00%	9.07%	9/26/2031	2,128,669	2,102,184	2,128,669
Ecir Intermediate II LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	9/26/2031	-	(29,568)	-
Wci-Bxc Purchaser, LLC (f)(j)(l)	Revolving Credit Facility	-	-	11/6/2030	-	(25,416)	(27,473)
Wci-Bxc Purchaser, LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.65%	11/6/2031	35,888,516	35,326,418	35,457,854

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Woven Health Collective, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	10/23/2028	27,630,435	$27,534,061	$27,519,913
Woven Health Collective, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	10/23/2028	2,085,217	2,055,275	2,050,442
Woven Health Collective, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.82%	10/23/2028	1,739,130	1,727,165	1,725,217
						90,217,445	90,588,363	6.67%
Office Services & Supplies
Mse Supplies, LLC (i)(l)	Term Loan	SOFR + 6.00% (0.50% PIK)	9.76%	8/14/2030	6,624,539	6,543,576	6,140,948
Mse Supplies, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/14/2030	-	(17,014)	(120,834)
						6,526,562	6,020,114	0.44%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)	Term Loan	SOFR + 7.25% (5.50% PIK)	10.98%	10/18/2029	20,381,778	20,104,982	17,507,947
CCI Prime, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	10.98%	10/18/2029	1,659,282	1,640,016	1,425,324
CCI Prime, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 7.25%	11.32%	10/18/2029	700,000	687,135	601,300
Midas Foods International LLC (i)(l)	Term Loan	SOFR + 6.25%	10.15%	4/30/2029	6,547,633	6,476,086	6,547,633
Midas Foods International LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25%	10.15%	4/30/2029	5,938,454	5,875,961	5,938,454
Midas Foods International LLC (f)(i)(l)	Revolving Credit Facility	Prime + 5.25%	12.25%	4/30/2029	201,269	180,237	201,269
Midas Foods International LLC (f)(i)(l)	Delayed Draw Term Loan	-	-	4/30/2029	-	(74,923)	-
Nutrail Acquisitionco, LLC (i)(l)(q)(r)	Term Loan	SOFR + 6.75%	10.82%	5/23/2030	25,800,777	25,497,029	25,594,371
Nutrail Acquisitionco, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.75%	10.82%	5/23/2030	3,830,531	3,788,191	3,799,886
Nutrail Acquisitionco, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/23/2030	-	(71,196)	(51,758)
Nutrail Acquisitionco, LLC (i)(r)	Term Loan	SOFR + 6.75%	10.82%	5/23/2030	249,375	245,981	247,380
Sabrosura Foods, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.82%	8/22/2029	24,284,893	24,051,773	24,114,898
Sabrosura Foods, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.74%	8/22/2029	5,002,564	4,919,618	4,967,546
Sabrosura Foods, LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/22/2029	-	(20,152)	(16,130)
SCP Baked Goods Holdings, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	5/1/2031	22,813,581	22,582,365	22,676,700
SCP Baked Goods Holdings, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	5/1/2031	9,625,984	9,519,223	9,568,228
SCP Baked Goods Holdings, LLC (f)(i)(l)	Revolving Credit Facility	-	-	5/1/2031	-	(30,846)	(19,252)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Shf Holdings, Inc (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.57%	1/22/2030	31,046,713	$30,720,001	$31,046,713
Shf Holdings, Inc (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.58%	1/22/2030	593,650	546,276	593,650
						156,637,757	154,744,159	11.37%
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.57%	10/22/2031	33,513,457	33,072,981	31,201,028
ACP Packaging IntermediateCo, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.47%	10/22/2031	4,449,117	4,375,505	4,048,696
Bron Buyer, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.75%	9.92%	1/13/2029	28,933,750	28,628,154	28,933,750
Currier Plastics Acquisition, LLC (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.57%	9/19/2031	9,083,860	8,986,032	8,965,770
Currier Plastics Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.65%	9/19/2031	2,502,441	2,450,648	2,439,880
Currier Plastics Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	-	-	9/19/2031	-	(29,118)	(35,981)
Currier Plastics Acquisition, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.57%	9/19/2031	8,262,595	8,171,151	8,155,181
Currier Plastics Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.57%	9/19/2031	7,856,238	7,764,540	7,754,107
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.25%	9.15%	2/4/2031	10,169,869	10,073,928	10,078,340
Firmapak Intermediary LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.25%	9.15%	2/4/2031	110,747	80,929	80,845
Firmapak Intermediary LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	2/4/2031	4,864,059	4,819,791	4,820,282
Firmapak Intermediary LLC (i)(l)	Term Loan	SOFR + 5.25%	9.15%	2/4/2031	11,487,103	11,389,597	11,383,719
Firmapak Intermediary LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	2/4/2031	1,382,614	1,360,760	1,361,875
Soteria Flexibles Corporation (i)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	8/15/2029	6,413,490	6,374,358	6,349,355
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	8/15/2029	8,554,765	8,433,551	8,469,217
Soteria Flexibles Corporation (f)(i)(l)	Revolving Credit Facility	SOFR + 4.75%	8.82%	8/15/2029	106,250	94,107	96,250
Soteria Flexibles Corporation (i)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.57%	8/15/2029	8,197,316	8,128,366	8,115,343
Soteria Flexibles Corporation (f)(i)(l)	Delayed Draw Term Loan	-	-	8/15/2029	-	(11,708)	(14,123)
						144,163,572	142,203,534	10.47%
Real Estate Development
Build Buyer LLC (l)(m)(z)	Term Loan	SOFR + 5.50%	9.84%	8/6/2031	2,797,236	2,714,942	2,720,312
Build Buyer LLC (f)(l)(m)(z)	Delayed Draw Term Loan	-	-	8/6/2031	-	(54,429)	(9,784)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$2,660,513	$2,710,528	0.20%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.50%	8.57%	7/16/2030	12,306,040	12,178,083	12,306,040
NAM Acquisition Co LLC (f)(j)(l)	Delayed Draw Term Loan	SOFR + 4.50%	8.57%	7/16/2030	3,657,626	3,612,160	3,657,626
NAM Acquisition Co LLC (f)(j)(l)	Revolving Credit Facility	-	-	7/16/2030	-	(15,435)	-
RPX Corporation (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.39%	8/2/2030	21,343,279	21,114,717	21,343,279
RPX Corporation (f)(i)(l)	Revolving Credit Facility	-	-	8/2/2030	-	(18,721)	-
RPX Corporation (i)(r)	Term Loan	SOFR + 5.50%	9.39%	8/2/2030	3,626,902	3,596,371	3,626,902
						40,467,175	40,933,847	3.01%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (j)(l)(q)(r)	Term Loan	SOFR + 4.75%	8.82%	12/23/2028	10,942,353	10,831,603	10,767,276
Refresh Buyer LLC (j)(l)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	12/23/2028	2,770,750	2,746,186	2,726,418
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.82%	12/23/2028	5,479,277	5,447,131	5,391,608
						19,024,920	18,885,302	1.39%
Specialized Consumer Services
Door Pro Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.67%	11/2/2029	12,224,824	12,040,877	11,833,629
Door Pro Buyer, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50%	10.67%	11/2/2029	6,759,878	6,685,735	6,543,562
Door Pro Buyer, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50%	10.67%	11/2/2029	849,359	805,081	740,641
Mustang Prospects Purchaser LLC (j)(l)(q)(r)	Term Loan	SOFR + 5.25%	9.32%	6/13/2031	15,482,307	15,366,002	15,482,307
Mustang Prospects Purchaser LLC (j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	6/13/2031	3,642,896	3,615,569	3,642,896
Mustang Prospects Purchaser LLC (f)(j)(l)	Revolving Credit Facility	SOFR + 5.25%	9.15%	6/13/2031	457,650	442,168	457,650
Mustang Prospects Purchaser LLC (j)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	6/13/2031	1,550,209	1,536,202	1,550,209
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 6.00%	10.17%	12/22/2029	10,362,705	10,200,797	9,606,227
Quick Roofing Acquisition, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	10.17%	12/22/2029	550,000	536,386	477,000
Quick Roofing Acquisition, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.17%	12/22/2029	13,650,111	13,462,948	12,653,653
Quick Roofing Acquisition, LLC (i)(q)(r)	Term Loan	SOFR + 6.00%	10.17%	12/22/2029	10,870,273	10,759,276	10,076,743

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Quick Roofing Acquisition, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.17%	12/22/2029	447,072	$373,157	$414,435
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR + 6.25% (0.50% PIK)	10.01%	11/27/2029	18,452,088	18,272,364	14,964,643
Roofing Services Solutions LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.25% (6.25% PIK)	9.98%	11/27/2029	11,107,046	11,005,248	9,007,815
Roofing Services Solutions LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.25% (6.25% PIK)	9.98%	11/27/2029	4,103,405	4,048,389	3,052,014
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.25%	9.15%	5/6/2029	5,734,225	5,674,359	5,458,982
Solid Ground Solutions Acquisitions Inc (i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	5/6/2029	7,246,609	7,179,499	6,898,772
Solid Ground Solutions Acquisitions Inc (i)(l)	Revolving Credit Facility	SOFR + 5.25%	9.16%	5/6/2029	1,833,192	1,816,334	1,745,199
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.25%	9.15%	5/6/2029	3,293,637	3,263,078	3,135,542
Solid Ground Solutions Acquisitions Inc (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	5/6/2029	1,010,765	953,668	962,248
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.25%	9.15%	5/6/2029	346,792	343,495	330,146
Trutemp Acquisition LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.76%	8/26/2031	5,610,960	5,538,206	5,560,461
Trutemp Acquisition LLC (f)(i)(l)	Revolving Credit Facility	-	-	8/26/2031	-	(27,978)	(20,455)
Trutemp Acquisition LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	8.95%	8/26/2031	2,987,101	2,894,537	2,947,652
Unified Service Partners, LLC (i)(l)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.73%	4/14/2030	10,752,054	10,633,163	7,601,702
Unified Service Partners, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.73%	4/14/2030	9,162,380	9,068,275	6,477,803
Unified Service Partners, LLC (i)(l)	Revolving Credit Facility	SOFR + 8.00%	11.74%	4/14/2030	2,641,006	2,612,819	1,867,191
						159,099,654	143,468,667	10.55%
Specialized Finance
Cub Financing Intermediate LLC (g)(l)(m)	Term Loan	SOFR + 4.25%	8.33%	8/5/2033	3,000,000	2,970,105	3,008,760
Nexus Buyer LLC (g)(l)(m)	Term Loan	SOFR + 3.50%	7.40%	7/31/2031	1,984,887	1,944,815	1,941,993
WH Borrower LLC (g)(k)(l)	Term Loan	SOFR + 4.25%	8.20%	2/20/2032	9,900,000	9,868,340	9,936,036
						14,783,260	14,886,789	1.09%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(l)	Revolving Credit Facility	-	-	4/4/2031	-	(44,985)	-
Penta Fine Ingredients, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	8.90%	4/4/2031	27,223,177	26,895,849	27,223,177
						26,850,864	27,223,177	2.00%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Repairify, Inc. (i)(l)(q)(r)	Term Loan	SOFR + 5.50%	9.76%	7/2/2031	9,209,596	$9,075,144	$9,071,452
Repairify, Inc. (f)(i)(l)	Revolving Credit Facility	SOFR + 5.50%	9.76%	7/2/2031	190,821	175,185	174,465
						9,250,329	9,245,917	0.68%
Trading Companies & Distributors
All States Ag Parts LLC (i)(l)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.49%	9/1/2027	3,253,421	3,112,911	3,129,791
All States Ag Parts LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.50% (0.50% PIK)	10.49%	9/1/2027	1,765,060	1,669,258	1,680,970
All States Ag Parts LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.50% (0.50% PIK)	10.49%	9/1/2027	1,429,316	1,367,327	1,375,002
Belt Power Holdings LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.97%	8/22/2028	5,517,326	5,487,684	5,517,326
Belt Power Holdings LLC (i)(q)	Term Loan	SOFR + 4.75%	8.97%	8/22/2028	1,482,710	1,469,268	1,482,710
Belt Power Holdings LLC (i)(r)	Term Loan	SOFR + 4.75%	8.97%	8/22/2028	3,547,005	3,523,786	3,547,005
Erosion Intermediate Holdings LLC (i)(q)	Term Loan	SOFR + 6.00%	10.07%	9/30/2029	2,575,944	2,550,733	2,575,944
Erosion Intermediate Holdings LLC (i)(l)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	9/30/2029	5,210,153	5,162,748	5,210,153
Erosion Intermediate Holdings LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 6.00%	10.07%	9/30/2029	175,234	159,360	175,234
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 6.00%	9.76%	9/30/2029	4,219,809	4,175,011	4,219,809
Mobotrex, LLC (i)(l)(q)(r)	Term Loan	SOFR + 5.00%	9.07%	6/7/2031	40,634,812	40,095,723	40,391,003
Mobotrex, LLC (f)(i)(l)	Revolving Credit Facility	SOFR + 5.00%	9.03%	6/7/2031	2,137,939	2,071,312	2,105,736
Mobotrex, LLC (f)(i)(l)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	6/7/2031	480,028	461,652	477,147
Tsss Purchaser LLC (i)(q)	Term Loan	SOFR + 5.25%	9.07%	7/1/2032	9,367,720	9,230,035	9,227,204
Tsss Purchaser LLC (f)(i)	Delayed Draw Term Loan	-	-	7/1/2032	-	(16,944)	(17,608)
Tsss Purchaser LLC (f)(i)	Revolving Credit Facility	SOFR + 5.25%	9.07%	7/1/2032	676,298	627,401	625,576
						81,147,265	81,723,002	6.01%
Transaction & Payment Processing Services
MoneyGram International Inc (g)(k)(l)(m)	Term Loan	SOFR + 4.75%	8.61%	6/3/2030	7,292,803	7,279,928	5,104,962
						7,279,928	5,104,962	0.38%
Total First Lien Debt						2,344,850,740	2,317,260,679	170.36%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Unsecured Debt
Health Care Services
Personal Care (Itc) Intermediate Holdings, LLC (i)(l)(m)	Term Loan	SOFR + 10.00% (10.00% PIK)	13.76%	3/17/2029	18,750,861	$18,563,569	$18,432,096
						18,563,569	18,432,096	1.35%
Total Unsecured Debt						18,563,569	18,432,096	1.35%
Asset-Backed Securities
Commercial & Residential Mortgage Finance
Benefit Street Partners Clo Vi-B Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 4.75%	8.48%	4/20/2038	100,000	100,000	95,619
						100,000	95,619	0.01%
Specialized Finance
CIFC Funding Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 7.25%	10.98%	7/21/2038	250,000	250,000	253,368
Flatiron RR CLO 30 Ltd (g)(l)(m)(w)	Collateralized Loan Obligation	SOFR + 5.25%	9.00%	4/15/2038	200,000	200,000	198,709
						450,000	452,077	0.03%
Total Asset-Backed Securities						550,000	547,696	0.04%
Preferred Securities
Oil & Gas Storage & Transportation
Plains All American Pipeline LP (g)(l)(m)(u)	Floating Rate Note	SOFR + 4.11%	8.11%		7,000,000	6,988,093	6,994,237
						6,988,093	6,994,237	0.51%
Total Preferred Securities						6,988,093	6,994,237	0.51%
Equity
Aerospace & Defense
Hitco Parent LLC (l)(p)	Class A Units				35,730	450,130	453,775
						450,130	453,775	0.03%
Air Freight & Logistics
Scp 3pl Topco, LLC (m)(p)	Common Units				1,986	9,930	-
Scp 3pl Topco, LLC (m)(p)	Class B Units				128	128,320	152,936

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026
(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Scp 3pl Topco, LLC (m)(p)	Class B Units				43	$42,586	$45,384
Scp 3pl Topco, LLC (m)(p)	Class B Units				18	17,760	17,760
						198,596	216,080	0.01%
Automotive Retail
Vss Investors 2026, LLC (l)(p)	Preferred Units				641,664	641,664	648,081
Vss Investors 2026, LLC (l)(p)	Class A Common Units				641,664	-	6
						641,664	648,087	0.05%
Building Products
Tgnl Topco LP (p)(aa)	Common Units				212,020	212,020	377,396
						212,020	377,396	0.03%
Construction & Engineering
BPCP Craftsman Holdings, LLC (l)(p)	Class A Units				529	529,369	145,513
						529,369	145,513	0.01%
Diversified Financial Services
STG Parent Topco, LLC (l)(m)	Class A Common Units				987,350	6,191,864	6,378,281
						6,191,864	6,378,281	0.47%
Diversified Real Estate Activities
Build Holdco, LLC (l)(m)	Common Units				77,917	1,788,057	2,032,075
						1,788,057	2,032,075	0.15%
Diversified Support Services
Hy-Tek Holdings, LLC (p)	Common Units				98	235,165	238,212
Hy-Tek Holdings, LLC (p)	Series A Preferred Units				98	97,900	97,900
Identiti Holdings LLC (p)(aa)	Class A Units				173,822	173,822	373,717
Perimeter Solutions Holdings, LP (l)(p)	Common Units				221,694	232,337	190,657
						739,224	900,486	0.07%
Education Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Axcel Holdings, LP (p)	Class A Common Units				9,754	$975,356	$800,670
						975,356	800,670	0.06%
Electrical Components & Equipment
Warshaw Holdings, LLC (p)	Common Units				529	264,368	-
Warshaw Holdings, LLC (p)	Series A Preferred Units				529	264,368	241,296
						528,736	241,296	0.02%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (p)	Class A Units				418,535	468,565	657,100
Erosion Holdings, LLC (p)(aa)	Class A Units				185	189,908	141,666
						658,473	798,766	0.06%
Health Care Services
Dpt Management, LLC (p)	Preferred Units				143,721	445,535	337,744
NE Ortho Holdings, LLC (p)	Class B Membership Units				317	317,007	325,721
Scp Personalized Medicine, LLC (p)	Common Units				3,170	15,850	8,115
Scp Personalized Medicine, LLC (p)	Class B Units				301	301,142	304,829
Tiger Healthcare Holdings, LLC (l)(p)	Class A Interest				438,750	562,500	4
						1,642,034	976,413	0.06%
Health Care Technology
Pillr Health Holdings, LP (l)(p)	Class B Preferred Units				212	212,241	224,851
Pillr Health Holdings, LP (l)(p)	Common Units				21,224	-	126,496
						212,241	351,347	0.03%
Human Resource & Employment Services
Fca Partners LLC (m)(p)	Common Units				200,000	2	2
Fca Partners LLC (m)(p)	Class A Preferred Units				200,000	200,000	116,000
						200,002	116,002	0.01%
Industrial Machinery & Supplies & Components

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Endurance PT Technology Holdings LLC (l)(p)	Common Units				1,600	$159,969	$862,905
Endurance PT Technology Holdings LLC (l)(p)	Preferred Units				1,440	1,439,721	1,605,504
						1,599,690	2,468,409	0.18%
Insurance Brokers
Knight Holdings, LP (l)(m)(p)	Class A-1 Units				36,284	362,840	359,211
						362,840	359,211	0.03%
IT Consulting & Other Services
Insight Technology Enterprises LLC (p)(aa)	Preferred Units				328,218	529,429	597,357
						529,429	597,357	0.04%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (l)(m)(p)	Class A-1 Units				416,332	470,580	545,395
Mse Acquisitions Inc (l)(p)	Series A Preferred Stock				337	337,479	63,325
Mse Acquisitions Inc (l)(p)	Series B Preferred Stock				27	17,753	53,255
Wci-Bxc Investment Holdings LP (l)(m)(p)	Equity Interest					588,357	523,176
						1,414,169	1,185,151	0.08%
Packaged Foods & Meats
CCI Prime Holdings, LLC (p)	Series A Preferred Units				428	427,914	-
CCI Prime Holdings, LLC (p)	Series AA Preferred Units				79	79,326	-
Et-Nutrail Investment Aggregator, LP (l)(p)	Class A Units				694,433	694,433	694,433
Mfi Group Holdings LLC (p)	Class A Units				238	238,109	257,275
Sabrosura Super Holdings LLC (l)(p)	Class A Interests				241,693	290,031	261,028
Vp Deliver Holdings, LP (l)(p)	Class A LP Units				447,606	447,606	268,563
						2,177,419	1,481,299	0.11%
Paper & Plastic Packaging Products & Materials
Acp Flexibles I LP (l)(m)(p)	Equity Interest					306,513	107,280
Currier Plastics Holdings, LLC (p)	Class B Units				502,296	-	10,046

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Currier Plastics Holdings, LLC (m)(p)	Class A Units				502,296	$502,296	$552,526
Scp Rigid Packaging Holdco, LLC (p)	Common Units				592	11,831	23,484
Scp Rigid Packaging Holdco, LLC (p)	Class B Units				225	224,544	248,058
						1,045,184	941,394	0.07%
Specialized Consumer Services
Acp Roofing Holdings, LLC (p)	Common Units				528,201	528,201	5
Door Pro Holdings LLC (l)(p)	Class A Units				1,314	669,906	188,030
NAM Group Holdings LLC (p)	Class A Units				282,628	282,628	517,209
Quick Roofing Topco, LLC (l)(p)	Class A Interest				426,230	426,230	396,393
Roofing Services Solutions Holdings, LLC (p)	Common Units				343	35,632	-
Roofing Services Solutions Holdings, LLC (p)	Series A Preferred Units				343	400,510	-
Scp Mechanical Services Holdco, LLC (p)	Common Units				1,815	9,076	-
Scp Mechanical Services Holdco, LLC (p)	Class B Units				172	172,446	-
Solid Ground Solutions Investment LLC (l)(p)	Class A Units				546,512	549,977	213,140
Trutemp Holdings LLC (l)(p)	Class A Interest				324,685	256,447	324,685
						3,331,053	1,639,462	0.12%
Specialized Finance
Lift Solutions Holdings LLC (p)	Common Units				227	-	-
Lift Solutions Holdings LLC (p)	Series A Preferred Units				227	325,938	323,623
Pcp Metis Holdings, LP (l)(m)(p)	Common Units				244,083	244,083	212,352
						570,021	535,975	0.04%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (l)(p)	Class A Common Units				865	865	24,996
Penta Fine Ingredients Parent, LLC (l)(p)	Preferred Units				560	560,463	641,233
						561,328	666,229	0.05%
Technology Hardware, Storage & Peripherals

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Fund

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Repairify Holdings, LLC (l)(p)	Class A Common Units				13,586	$410,441	$346,171
						410,441	346,171	0.03%
Trading Companies & Distributors
Mobotrex Ultimate Holdings, LLC (p)(aa)	Class A-2 Units				1,423,338	1,472,807	2,334,275
Tsss Investment LLC (l)(m)(p)	Units				329,512	329,512	316,332
						1,802,319	2,650,607	0.19%
Total Equity						28,771,659	27,307,452	2.00%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.72% (g)(n)(s)(aa)	Investor Class Units				67,044,339	67,044,339	67,044,339
						67,044,339	67,044,339	4.93%
Total Money Market Mutual Funds						67,044,339	67,044,339	4.93%
Total Investments -- non-controlled/ non-affiliate						2,466,768,400	2,437,586,499	179.19%
Investments -- non-controlled/ affiliate
Fixed Income Mutual Funds
Diversified Financial Services
Fidelity Floating Rate Central Fund (g)(l)(m)(o)(aa)					1,991,546	191,354,081	187,165,524
						191,354,081	187,165,524	13.76%
Total Fixed Income Mutual Funds						191,354,081	187,165,524	13.76%
Total Investments -- non-controlled/ affiliate						191,354,081	187,165,524	13.76%
Total Investment Portfolio						$2,658,122,481	$2,624,752,023	192.95%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026.
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
(h)
Tickmark not used.
(i)
The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(j)
The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(k)
The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for JPMorgan Lending Facility.

The accompanying notes are an integral part of these consolidated financial statements

(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2026, non-qualifying assets amounted to $303,944,024 which represents 11.3% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Affiliated fund. A complete unaudited listing of the fund's holdings as of its most recent quarter end is available upon request. In addition, the fund's financial statements are available on the SEC's website or upon request.
(p)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $18,897,096 or 1.4% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	306,513
Acp Roofing Holdings, LLC	Common Units	4/14/2025	528,201
Axcel Holdings, LP	Class A Common Units	2/26/2026	975,356
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	529,369
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	427,914
CCI Prime Holdings, LLC	Series AA Preferred Units	12/8/2025 - 9/30/2026	79,326
Currier Plastics Holdings, LLC	Class A Units	9/19/2025 - 12/18/2025	502,296
Currier Plastics Holdings, LLC	Class B Units	9/19/2025 - 12/18/2025	—
Door Pro Holdings LLC	Class A Units	11/2/2023 - 9/25/2026	669,906
Dpt Management, LLC	Preferred Units	12/18/2024	445,535
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024 - 1/16/2026	468,565
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 10/28/2025	159,969
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 10/28/2025	1,439,721
Erosion Holdings, LLC	Class A Units	9/30/2024 - 7/14/2026	189,908
Et-Nutrail Investment Aggregator, LP	Class A Units	5/23/2025 - 4/7/2026	694,433
Fca Partners LLC	Class A Preferred Units	5/31/2024 - 6/7/2024	200,000
Fca Partners LLC	Common Units	5/31/2024 - 6/7/2024	2
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	470,580
Hitco Parent LLC	Class A Units	2/28/2025	450,130
Hy-Tek Holdings, LLC	Common Units	9/19/2025	235,165
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	97,900
Identiti Holdings LLC	Class A Units	11/1/2024	173,822
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	529,429
Knight Holdings, LP	Class A-1 Units	11/7/2025	362,840
Lift Solutions Holdings LLC	Common Units	9/19/2025	—
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	325,938
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	238,109
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 11/6/2025	1,472,807
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	337,479
Mse Acquisitions Inc	Series B Preferred Stock	9/4/2026	17,753

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
NAM Group Holdings LLC	Class A Units	7/16/2024	282,628
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024 - 1/6/2026	317,007
Pcp Metis Holdings, LP	Common Units	7/1/2026	244,083
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025 - 9/1/2026	865
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025 - 9/1/2026	560,463
Perimeter Solutions Holdings, LP	Common Units	10/2/2024 - 7/31/2025	232,337
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	212,241
Pillr Health Holdings, LP	Common Units	12/31/2025	—
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	426,230
Repairify Holdings, LLC	Class A Common Units	7/14/2026	410,441
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 9/30/2025	35,632
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 9/30/2025	400,510
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	290,031
Scp 3pl Topco, LLC	Class B Units	11/27/2024	128,320
Scp 3pl Topco, LLC	Class B Units	9/22/2026	17,760
Scp 3pl Topco, LLC	Class B Units	1/30/2026	42,586
Scp 3pl Topco, LLC	Common Units	11/27/2024 - 9/22/2026	9,930
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025 - 9/4/2026	172,446
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025 - 9/4/2026	9,076
Scp Personalized Medicine, LLC	Class B Units	8/14/2026	301,142
Scp Personalized Medicine, LLC	Common Units	8/14/2026	15,850
Scp Rigid Packaging Holdco, LLC	Class B Units	2/2/2026	224,544
Scp Rigid Packaging Holdco, LLC	Common Units	2/2/2026	11,831
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024 - 6/1/2026	549,977
Tgnl Topco LP	Common Units	6/25/2025	212,020
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	562,500
Trutemp Holdings LLC	Class A Interest	8/26/2025	256,447
Tsss Investment LLC	Units	7/1/2026	329,512
Vp Deliver Holdings, LP	Class A LP Units	2/17/2026	447,606
Vss Investors 2026, LLC	Preferred Units	8/14/2026	641,664

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Vss Investors 2026, LLC	Class A Common Units	8/14/2026	—
Warshaw Holdings, LLC	Common Units	3/27/2025	264,368
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	264,368
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	588,357

(q)
Security or portion of the security is pledged as collateral for BSPV Facility.
(r)
Security or portion of the security is pledged as collateral for CSPV Facility.
(s)
Security is classified as a short-term security.
(t)
The par value of these investments is stated in Canadian Dollars.
(u)
Security is perpetual in nature with no stated maturity date.
(v)
Tickmark not used.
(w)
Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At the end of the period, the value of these securities amounted to $547,696 or 0.04% of net assets.
(x)
Tickmark not used.
(y)
Tickmark not used.
(z)
The interest rate floor on these investments as of September 30, 2026 was 2.00%.
(aa)
Income producing.

Interest Rate Swaps

Payment Received %	Payment Frequency	Payment Paid	Payment Frequency	Clearinghouse / Counterparty(1)	Maturity Date	Notional Amount	Value	Upfront Premium Received/ (Paid)	Unrealized Appreciation / (Depreciation)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2028	$105,000,000	$(2,150,412)	$(415,579)	$(2,565,991)
3.75%	Annual	1D SOFR-OIS-Compound ⁽²⁾	Annual	LCH	9/17/2030	105,000,000	(4,046,006)	(527,105)	(4,573,111)
Total Interest Rate Swaps							$(6,196,418)	$(942,684)	$(7,139,102)

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
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which resets monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025.
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

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses are amortized to expense on the Fund’s consolidated statements of operations on a straight-line basis over 12 months from the date of incurrence.

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

As of September 30, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.02 million and $0.1 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2026, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of a nominal amount and approximately $0.1 million, respectively, which was primarily comprised of provision for taxes related to income of a nominal amount and approximately $0.1 million, respectively. For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of approximately $0.1 million, and provision of approximately $0.2 million, respectively, which was comprised of provision for taxes related to income of approximately $0.02 million and $0.1 million, respectively, and benefit for deferred tax expense of approximately $0.1 million and provision for deferred tax expense of approximately $0.03 million, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2026 and 2025.

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

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. During the period, the Fund adopted Accounting Standards Update No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, as described below under New Accounting Pronouncement. The adoption of this guidance resulted in a change to the Fund's fair value measurement methodology for equity securities subject to contractual sale restrictions. Prior to adoption, the Fund valued these restricted securities based on their unadjusted market quotations. In accordance with the new guidance, the Fund now applies a discount for lack of marketability to the market quotations to reflect the impact of the contractual sale restrictions.

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

New Accounting Pronouncement

In September 2026, the FASB issued Accounting Standards Update No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). The amendments in ASU 2026-03 provide an exception to Topic 820 requiring that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. The amendments also require that investment companies within the scope of Topic 946 disclose the amount of the discount attributable to the contractual sale restriction. The amendments in ASU 2026-03 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with an early adoption permitted. The Fund elected to early adopt ASU 2026-03 effective as of the current reporting period. Adoption of ASU 2026-03 did not have a material impact on the Fund’s consolidated financial statements.

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

For the three and nine months ended September 30, 2026, management fees were approximately $4.3 million and $12.8 million, respectively. For the three and nine months ended September 30, 2025, management fees were approximately $3.5 million and $9.4 million, respectively. As of September 30, 2026 and December 31, 2025, approximately $1.5 million and $1.3 million were payable to the Adviser for management fees, respectively.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. For the three and nine months ended September 30, 2026, income based incentive fees were approximately $4.6 million and $13.4 million, respectively. For the three and nine months ended September 30, 2025, income based incentive fees were approximately $3.8 million and $10.3 million, respectively. As of September 30, 2026 and December 31, 2025, approximately $4.6 million and $4.3 million were payable to the Adviser for incentive fees based on income.

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

GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized appreciation of investments in the calculation, as an incentive fee would be payable if such unrealized appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement (the “GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2026 and three months ended September 30, 2025, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the nine months ended September 30, 2025 the Fund recognized a reduction in accrued capital gains incentive fees of approximately $0.8 million, related to GAAP Incentive Fee which is included in capital gains incentive fees on the consolidated statements of operations. As of September 30, 2026 and December 31, 2025 the Fund did not recognize an accrual related to the GAAP Incentive Fee.

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

For the three and nine months ended September 30, 2026, the Fund incurred approximately $1.1 million and $3.3 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Fund incurred approximately $0.9 million and $2.4 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. As of September 30, 2026 and December 31, 2025, approximately $0.4 million and $0.3 million, respectively, was unpaid and included in due to affiliates, net on the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2026, the Fund incurred approximately $0.5 million and $1.5 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Fund incurred approximately $0.4 million and $1.1 million, respectively, for transfer agency services which were recorded in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2026 and December 31, 2025, approximately $0.2 million was unpaid and included in due to affiliates, net, as of each period presented on the consolidated statements of assets and liabilities.

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

The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority. The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Fund’s trustees who are not “interested persons,” as defined in the 1940 Act, of the Fund and who have no direct or indirect financial interest in the Fund’s distribution plan or the Managing Dealer Agreement or by vote of a majority of the outstanding voting securities of the Fund, on not more than 60 days’ written notice to the Managing Dealer or the Adviser. This Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

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

For the three and nine months ended September 30, 2026 and 2025, the Fund incurred nominal distribution and shareholder servicing fees for Class S and for Class D for each period presented. As of September 30, 2026 and December 31, 2025 there was a nominal payable incurred and recorded in due to affiliates, net, on the consolidated statements of assets and liabilities as of each period presented.

Affiliate Ownership

As of September 30, 2026, an affiliate of the Adviser held 515 shares (100%) of the Fund’s Class D Common Shares. As of December 31, 2025, an affiliate of the Adviser held 481 shares (100%) of the Fund’s Class D Common Shares.

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

In consideration of the Adviser’s agreement to make Expense Payments at any time during a fiscal year and to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). Because expenses can vary throughout the year, some three month periods can show a positive value on the consolidated statement of operations, signifying reimbursement during that period. For the three and nine months ended September 30, 2026, the Fund reimbursed the Adviser approximately $0.03 million, for each period presented. Further, for the nine months ended September 30, 2026, the Adviser reimbursed the Fund approximately $0.03 million, in accordance with the terms of the Expense Limitation Agreement. For the three and nine months ended September 30, 2025, the Adviser reimbursed the Fund approximately $0.09 million and $1.6 million, respectively, in accordance with the terms of the Expense Limitation Agreement. Within certain months during the three and nine months ended September 30, 2025, the Other Operating Expenses of the Fund were less than 0.70% (on an annualized basis) of the Fund’s net asset value, and therefore during the three and nine months ended September 30, 2025, the Fund reimbursed the Adviser approximately $0.04 million for expense support payments previously received. For the three and nine months ended September 30, 2025, expense support of approximately $0.05 million and $1.6 million, respectively, net of reimbursement and recoupment is included on the consolidated statements of operations.

The Fund’s obligation to make a payment resulting from an Adviser Reimbursement (a “Reimbursement Payment”) shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. The Reimbursement Payment for any calendar month shall be paid by the Fund to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar month and in no event later than forty-five (45) days after the end of such calendar month.

The Expense Limitation Agreement continued in force until April 30, 2026 (the “Initial Term”), then renews automatically for successive one-year terms following the Initial Term. The Adviser may not terminate this Expense Limitation Agreement without the approval of the Fund’s Board of Trustees. The Fund’s Board of Trustees may terminate this Expense Limitation Agreement at any time without payment of any penalty.

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

Affiliated Investments

The tables below present the Fund’s affiliated investments as of September 30, 2026 and December 31, 2025:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of September 30, 2026	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity Floating Rate Central Fund	$178,106,038	$24,242,612	$(12,000,000)	$(2,687,311)	$(495,815)	$187,165,524	$10,030,325
Total	$178,106,038	$24,242,612	$(12,000,000)	$(2,687,311)	$(495,815)	$187,165,524	$10,030,325

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-controlled/ Affiliate Investments
Fidelity High Income Central Fund	$20,830,333	$342,300	$(20,885,039)	$(360,308)	$72,714	$—	$262,866
Fidelity Floating Rate Central Fund	27,139,548	177,633,718	(25,000,000)	(1,782,837)	115,609	178,106,038	8,103,714
Total	$47,969,881	$177,976,018	$(45,885,039)	$(2,143,145)	$188,323	$178,106,038	$8,366,580

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

Due to/from Affiliates

As of September 30, 2026, the Fund owed a net amount of approximately $0.6 million to various affiliates, including approximately $0.6 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities. As of December 31, 2025, the Fund owed a net amount of approximately $0.5 million to various affiliates, including approximately $0.5 million for expenses payable for administration fees, distribution fees, service fees and transfer agent fees and a nominal amount to be received for expense reimbursements. These amounts are included in due to affiliates, net on the consolidated statements of assets and liabilities.

Other

During the three and nine months ended September 30, 2025, the Adviser reimbursed the Fund approximately $0.02 million for certain losses.

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,344,850,740	$2,317,260,679	88.3%	$2,093,021,541	$2,071,775,012	90.4%
Second Lien Debt	—	—	0.0%	4,838,840	4,900,000	0.2%
Unsecured Debt	18,563,569	18,432,096	0.7%	—	—	0.0%
Asset-Backed Securities	550,000	547,696	0.0%	550,000	556,430	0.0%
Preferred Securities	6,988,093	6,994,237	0.3%	6,988,000	7,019,859	0.3%
Equity	28,771,659	27,307,452	1.0%	16,518,027	17,113,198	0.7%
Money Market Mutual Funds	67,044,339	67,044,339	2.6%	13,143,788	13,143,788	0.6%
Fixed Income Mutual Funds	191,354,081	187,165,524	7.1%	179,607,284	178,106,038	7.8%
Total Investments	$2,658,122,481	$2,624,752,023	100.0%	$2,314,667,480	$2,292,614,325	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Health Care Services	14.4%	13.1%
Diversified Financial Services	8.9%	10.1%
Diversified Support Services	7.3%	7.1%
Application Software	6.3%	8.8%
Packaged Foods & Meats	6.0%	6.2%
Specialized Consumer Services	5.5%	9.2%
Paper & Plastic Packaging Products & Materials	5.5%	5.4%
Aerospace & Defense	3.9%	3.8%
Life Sciences Tools & Services	3.5%	3.5%
Electrical Components & Equipment	3.4%	2.5%
Trading Companies & Distributors	3.2%	2.7%
Health Care Technology	3.0%	2.1%
IT Consulting & Other Services	2.8%	3.3%
Industrial Machinery & Supplies & Components	2.6%	2.6%
Mutual Funds	2.6%	0.6%
Air Freight & Logistics	2.3%	2.1%
Building Products	1.6%	1.5%
Research & Consulting Services	1.6%	1.8%
Automotive Parts & Equipment	1.4%	0.0%
Health Care Supplies	1.4%	1.5%
Environmental & Facilities Services	1.3%	1.1%
Advertising	1.3%	0.8%
Health Care Facilities	1.2%	1.5%
Education Services	1.2%	0.0%
Automotive Retail	1.1%	0.0%
Data Processing & Outsourced Services	1.1%	1.1%
Specialty Chemicals	1.1%	1.2%
Soft Drinks & Non-alcoholic Beverages	0.7%	0.8%
Specialized Finance	0.6%	0.5%
Insurance Brokers	0.5%	0.6%
Construction & Engineering	0.5%	0.5%
Technology Hardware, Storage & Peripherals	0.4%	0.0%
Food Distributors	0.3%	0.0%
Oil & Gas Storage & Transportation	0.3%	0.4%
Office Services & Supplies	0.2%	0.3%
Transaction & Payment Processing Services	0.2%	0.2%
Independent Power Producers & Energy Traders	0.2%	0.2%
Fertilizers & Agricultural Chemicals	0.1%	0.0%
Food Retail	0.1%	0.2%
Home Improvement Retail	0.1%	0.2%
Real Estate Development	0.1%	0.0%
Diversified Real Estate Activities	0.1%	0.0%
Internet Services & Infrastructure	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Electronic Manufacturing Services	0.0%	1.0%
Pharmaceuticals	0.0%	0.4%
Electronic Components	0.0%	0.4%
Property & Casualty Insurance	0.0%	0.2%
Leisure Facilities	0.0%	0.2%
Hotels, Resorts & Cruise Lines	0.0%	0.2%
Distributors	0.0%	0.1%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,565,735,091	97.8%	188.8%	$2,249,204,601	98.2%	176.4%
Australia	31,322,987	1.2%	2.3%	31,937,353	1.4%	2.5%
Canada	23,753,729	0.9%	1.7%	10,115,616	0.4%	0.8%
Luxembourg	3,392,520	0.1%	0.2%	800,325	0.0%	0.1%
Grand Cayman	547,696	0.0%	0.0%	556,430	0.0%	0.0%
Total	$2,624,752,023	100.0%	193.0%	$2,292,614,325	100.0%	179.8%

As of September 30, 2026, on a fair value basis, 99.8% of debt investments bore interest at a floating rate and 0.2% of debt investments bore interest at a fixed rate. As of December 31, 2025, on a fair value basis, 99.9% of debt investments bore interest at a floating rate and 0.1% of debt investments bore interest at a fixed rate. As of September 30, 2026 and December 31, 2025, there were no investments or private credit borrowers on non-accrual status.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Swaps

The following tables, which reflect the impact of derivatives on the financial performance, are a summary of the net realized gain (loss) and net change in unrealized appreciation (depreciation) on swaps for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
Primary Risk Exposure / Derivative Type	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Interest Rate Risk
Swaps	$(120,359)	$(4,473,312)	$(30,674)	$(106,465)
Total Interest Rate Risk	(120,359)	(4,473,312)	(30,674)	(106,465)
Total	$(120,359)	$(4,473,312)	$(30,674)	$(106,465)

	Nine Months Ended September 30,
	2026		2025
Primary Risk Exposure / Derivative Type	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Interest Rate Risk
Swaps	$(136,938)	$(8,160,370)	$(40,733)	$1,591,440
Total Interest Rate Risk	(136,938)	(8,160,370)	(40,733)	1,591,440
Total	$(136,938)	$(8,160,370)	$(40,733)	$1,591,440

The following table is a summary of the Fund’s value of derivative instruments by primary risk exposure as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Primary Risk Exposure / Derivative Type	Value		Value
	Asset	Liability	Asset	Liability
Interest Rate Risk
Swaps (a)	$—	$(6,196,418)	$2,221,631	$—
Total Interest Rate Risk	—	(6,196,418)	2,221,631	—
Total Value of Derivatives	$—	$(6,196,418)	$2,221,631	$—
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

The Fund’s volume of activity in interest rate swaps is represented by the average monthly notional amount, which was $210 million and $140 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.

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

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2026 and December 31, 2025, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$46,287,145	$2,270,973,534	$2,317,260,679
Unsecured Debt	—	—	18,432,096	18,432,096
Asset-Backed Securities	—	547,696	—	547,696
Preferred Securities	—	6,994,237	—	6,994,237
Equity	—	—	27,307,452	27,307,452
Money Market Mutual Funds	67,044,339	—	—	67,044,339
Fixed Income Mutual Funds	187,165,524	—	—	187,165,524
Total Investments	$254,209,863	$53,829,078	$2,316,713,082	$2,624,752,023
Derivative Instruments:
Liabilities
Swaps	—	(6,196,418)	—	(6,196,418)
Total Derivative Instruments	$—	$(6,196,418)	$—	$(6,196,418)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Debt	$—	$68,058,090	$2,003,716,922	$2,071,775,012
Second Lien Debt	—	4,900,000	—	4,900,000
Asset-Backed Securities	—	556,430	—	556,430
Preferred Securities	—	7,019,859	—	7,019,859
Equity	—	—	17,113,198	17,113,198
Money Market Mutual Funds	13,143,788	—	—	13,143,788
Fixed Income Mutual Funds	178,106,038	—	—	178,106,038
Total Investments	$191,249,826	$80,534,379	$2,020,830,120	$2,292,614,325
Derivative Instruments:
Assets
Swaps	—	2,221,631	—	2,221,631
Total Derivative Instruments	$—	$2,221,631	$—	$2,221,631

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	First Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$2,003,716,922	$—	$17,113,198	$2,020,830,120
Purchases of investments	508,960,721	18,532,111	10,863,751	538,356,583
Proceeds from principal repayments and sales of investments	(232,828,822)	—	—	(232,828,822)
Accretion of discount/ amortization of premium	7,864,383	31,458	—	7,895,841
Net realized gain (loss)	(8,545,687)	—	—	(8,545,687)
Transfers into Level 3	2,658,890	—	1,389,881	4,048,771
Net change in unrealized appreciation (depreciation)	(10,852,873)	(131,473)	(2,059,378)	(13,043,724)
Fair value, end of period	$2,270,973,534	$18,432,096	$27,307,452	$2,316,713,082
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2026	$(18,002,202)	$(131,473)	$(2,056,862)	$(20,190,537)

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$1,144,350,856	$6,536,627	$9,064,990	$1,159,952,473
Purchases of investments	792,702,124	291,967	7,031,629	800,025,720
Proceeds from principal repayments and sales of investments	(139,590,815)	—	—	(139,590,815)
Accretion of discount/ amortization of premium	5,163,453	—	—	5,163,453
Net realized gain (loss)	257,947	—	—	257,947
Transfers into Level 3	5,170,287	—	—	5,170,287
Transfers out of Level 3	—	(5,170,287)	—	(5,170,287)
Net change in unrealized appreciation (depreciation)	(10,654,662)	(1,658,307)	262,779	(12,050,190)
Fair value, end of period	$1,797,399,190	$—	$16,359,398	$1,813,758,588
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025	$(11,482,957)	$—	$262,779	$(11,220,178)

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

The following provides information on Level 3 securities held by the Fund that were valued as of September 30, 2026 and December 31, 2025 based on unobservable inputs:

	September 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$2,270,973,534	Market approach	Transaction price	$98.50	$100.00	$98.68	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.4	0.6	0.5	Increase
		Discounted cash flow	Yield	9.2%	20.0%	11.0%	Decrease
		Indicative market price	Evaluated bid	$97.50	$97.50	$97.50	Increase
Unsecured Debt	18,432,096	Discounted cash flow	Yield	16.5%	16.5%	16.5%	Decrease
Equity	27,307,452	Market approach	Transaction price	$999.99	$999.99	$999.99	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.4	1.0	0.4	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	6.8	17.0	10.2	Increase
Total	$2,316,713,082

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$2,003,716,922	Market approach	Transaction price	$99.00	$99.50	$99.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	1.2	1.1	Increase
		Discounted cash flow	Yield	7.9%	18.0%	9.6%	Decrease
Equity	17,113,198	Market approach	Transaction price	$—	$1,000.00	$1,000.00	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.5	10.2	Increase
Total	$2,020,830,120

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

Financial Instruments Not Carried at Fair Value

Debt

The following table presents the fair value measurements of the Fund’s debt obligations as of September 30, 2026 and December 31, 2025, had they been accounted for at fair value:

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value
JPMorgan Lending Facility	$521,457,507	$307,052,567
BSPV Facility	300,000,000	300,000,000
CSPV Facility	225,000,000	225,000,000
Series 2025A Notes	103,845,000	106,050,000
Series 2025B Notes	102,060,000	106,680,000
Total	$1,252,362,507	$1,044,782,567

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

The following table details the unfunded loan commitments as of September 30, 2026:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	$1,778,298
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	3,530,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	1,354,079
Aeron Buyer, LLC	Revolving Credit Facility	1/2/2032	3,768,961
Aeron Buyer, LLC	Delayed Draw Term Loan	1/2/2032	10,768,460
Align Enta Mso Holdings, LLC	Revolving Credit Facility	3/25/2032	2,036,196
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	6,431,584
All States Ag Parts LLC	Revolving Credit Facility	9/1/2027	447,836
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,792,657
Andretti Buyer, LLC	Revolving Credit Facility	1/30/2033	1,417,418
Andretti Buyer, LLC	Delayed Draw Term Loan	1/30/2033	1,417,418
Aptean Inc	Delayed Draw Term Loan	1/30/2031	335,665
Aptean Inc	Revolving Credit Facility	1/30/2031	484,689
Automotive Keys Group LLC	Revolving Credit Facility	6/1/2028	3,669,941
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	495,914
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	1,636,004
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	5,465,217
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	3,440,896
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
Build Buyer LLC	Delayed Draw Term Loan	8/6/2031	355,795
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,969,898
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	2,467,580
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	2,767,747
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	4,448,784
Cytracom LLC	Revolving Credit Facility	7/1/2029	2,037,413
Cytracom LLC	Delayed Draw Term Loan	7/1/2029	3,327,367
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	1,939,200
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	6,399,360
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,548,077
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	813,102
Dragonfly Pond Works	Revolving Credit Facility	8/16/2031	2,284,746
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2031	7,232,262
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,026,144
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	5,374,850

As of September 30, 2026 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	$1,764,675
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	4,794,663
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,577,108
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	2,996,320
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	2,073,921
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	3,211,658
Fmi Industries, Inc.	Revolving Credit Facility	1/13/2031	2,030,556
Fmi Industries, Inc.	Delayed Draw Term Loan	1/13/2031	5,972,222
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	201,531
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	3,806,453
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,856,287
Infusion Services Management LLC	Revolving Credit Facility	7/6/2029	5,574,383
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	2,779,475
Kinetic Engines Systems Inc	Revolving Credit Facility	5/3/2028	784,556
Kinetic Infrastructure Group, Inc.	Delayed Draw Term Loan	3/13/2030	3,826,531
Kinetic Infrastructure Group, Inc.	Revolving Credit Facility	3/13/2030	3,826,531
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	3,628,398
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,487,153
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	2,291,782
Luminii LLC	Delayed Draw Term Loan	3/21/2030	1,060,377
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	1,811,425
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
MMGY Global LLC	Revolving Credit Facility	4/26/2029	981,260
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,434,953
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	3,229,272
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	1,687,396
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,830,601
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	459,842
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
National Power, LLC	Delayed Draw Term Loan	10/20/2029	2,384,700
National Power, LLC	Revolving Credit Facility	10/20/2029	3,871,266
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	1,787,212
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	3,271,675
Nitrofill, LLC	Revolving Credit Facility	8/14/2029	4,347,257

As of September 30, 2026 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	$6,469,708
Orchard Park Bidco, Inc.	Revolving Credit Facility	4/21/2033	3,539,588
Orchard Park Bidco, Inc.	Delayed Draw Term Loan	4/21/2033	4,874,055
Pcp Metis Bidco, Inc.	Revolving Credit Facility	7/1/2033	5,366,845
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,854,047
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,093,098
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	2,971,351
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	5,066,797
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	6,104,575
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,182,568
Precision I Buyer, LLC	Revolving Credit Facility	3/12/2032	1,497,267
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Principal Lighting Group, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Professional Education Holdco, LLC	Revolving Credit Facility	2/26/2032	2,843,326
Professional Education Holdco, LLC	Delayed Draw Term Loan	2/26/2032	4,513,779
Prospect Mold & Die Company	Revolving Credit Facility	3/30/2032	3,155,830
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	450,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Repairify, Inc.	Revolving Credit Facility	7/2/2031	899,583
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,459,512
Routeware Inc	Delayed Draw Term Loan	9/18/2031	6,064,116
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,958,272
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	2,045,065
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	2,304,229
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,553,859
Scp Personalized Medicine Management, LLC	Revolving Credit Facility	8/14/2032	2,869,339
Scp Personalized Medicine Management, LLC	Delayed Draw Term Loan	8/14/2032	9,228,678
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	4,155,548
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	9,469,093
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	893,750
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	2,824,631
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	6,360,598
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	106,882
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	965,256
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000

As of September 30, 2026 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	$2,325,836
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	8,376,869
Tsss Purchaser LLC	Delayed Draw Term Loan	7/1/2032	2,347,799
Tsss Purchaser LLC	Revolving Credit Facility	7/1/2032	2,705,193
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	4,800,000
Vp Deliver Parent, Inc	Delayed Draw Term Loan	2/17/2031	1,286,031
Vp Deliver Parent, Inc	Revolving Credit Facility	2/17/2031	1,377,891
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	2,289,400
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	1,739,130
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	6,608,696
Total Unfunded Commitments			$443,313,323

The following table details the unfunded loan commitments as of December 31, 2025:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,274,221
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,778,298
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	10,127,946
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	4,544,781
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	1,000,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	5,803,196
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	2,770,471
Aptean Inc	Delayed Draw Term Loan	1/30/2031	1,027,565
Aptean Inc	Revolving Credit Facility	1/30/2031	605,857
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	12,914,321
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	3,158,645
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	2,726,674
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	495,914
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	9,488,223
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	2,846,467
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	15,881,059
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	5,293,686
C2dx, Inc	Revolving Credit Facility	3/19/2030	1,477,424
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	49,247
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	902,240
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	2,467,580
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	300,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	8,632,876
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	3,440,407
Cytracom LLC	Revolving Credit Facility	6/28/2027	2,037,413
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	1,276,643
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	9,243,520
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	2,585,600
Door Pro Buyer, LLC	Revolving Credit Facility	11/2/2029	2,887,821
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	5,569,190
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	813,102
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	1,956,398
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	665,175
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	6,753,813
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	2,251,271
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	7,058,701
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,764,675
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	780,539
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,752,343
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	1,226,640

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	$3,121,167
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	897,872
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	384,802
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc.	Delayed Draw Term Loan	1/3/2029	2,363,636
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	2,458,272
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	786,647
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	4,727,968
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,975,008
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	216,837
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	5,075,270
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	2,307,100
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,808,395
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	4,235,422
Keel Platform LLC	Delayed Draw Term Loan	1/19/2031	3,260,000
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	4,186,613
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	1,487,153
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	3,420,570
Luminii LLC	Revolving Credit Facility	3/21/2030	4,787,054
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,590,290
Luminii LLC	Delayed Draw Term Loan	3/21/2030	3,420,571
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	8,514,332
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	2,012,694
MMGY Global LLC	Revolving Credit Facility	4/26/2029	1,880,748
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	4,651,583
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,434,953
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	911,194
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,830,601
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	690,713
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	1,615,015
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	919,684
National Power, LLC	Delayed Draw Term Loan	10/20/2029	4,335,818
National Power, LLC	Revolving Credit Facility	10/20/2029	3,871,266
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	15,457,597
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	772,880
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	6,469,708
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	3,840,131
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	5,195,071
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	2,597,535
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	3,967,140
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	3,348,957

As of December 31, 2025 continued:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	$2,971,351
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,854,047
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	10,174,291
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	5,494,117
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,910,303
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	9,481,904
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	4,740,952
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,268,192
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	10,838,098
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	800,000
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	1,568,975
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	7,376,158
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,566,618
RPX Corporation	Revolving Credit Facility	8/2/2030	1,935,898
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	6,805,130
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	1,121,391
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	9,625,984
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	3,208,661
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	11,918,009
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	2,553,859
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	3,162,750
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	4,749,197
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	10,482,391
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	1,833,192
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	843,750
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	2,689,052
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	1,887,054
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	6,360,598
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	1,623,470
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	926,306
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	3,907,292
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	500,000
Tighitco Inc	Revolving Credit Facility	2/28/2030	1,575,455
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	10,853,901
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	2,325,836
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	11,363,970
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	2,272,794
VIP Medical US Buyer, LLC	Delayed Draw Term Loan	12/12/2028	4,800,000
Vrc Companies LLC	Delayed Draw Term Loan	6/29/2027	3,516,667
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	5,313,792
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	2,289,400
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	8,695,652
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	2,956,522
Total Unfunded Commitments			$474,601,188

In addition, as of September 30, 2026, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$38,314	$—
Total Unfunded Equity Commitments		$38,314	$—

As of December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$38,314	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	54,395	—
Total Unfunded Equity Commitments		$92,709	$—

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Fund’s asset coverage was 208% and 222%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2026 were approximately $1.2 billion and 5.84%, respectively, and $1.1 billion and 5.85%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025 were approximately $851.3 million and 6.49% respectively, and $806.3 million and 6.49%, respectively. The Fund’s weighted average interest rate paid as of September 30, 2026 and December 31, 2025 was 6.05% and 6.18%, respectively.

The Fund’s outstanding borrowings as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$521,457,507	$521,457,507	$—	$618,542,493
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	104,242,462	757,538	—
Series 2025B Notes	105,000,000	105,000,000	104,008,967	991,033	—
Total	$2,000,000,000	$1,256,457,507	$1,254,708,936	$1,748,571	$743,542,493

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$17,585,645	$14,043,130
Facility unused fees	678,044	995,328
Amortization of deferred financing and debt issuance costs	1,038,371	992,384
Total Interest Expense	$19,302,060	$16,030,842

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$50,580,689	$39,784,065
Facility unused fees	2,096,251	1,847,304
Amortization of deferred financing and debt issuance costs	3,083,395	2,313,147
Total Interest Expense	$55,760,335	$43,944,516

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

Under the JPMorgan Lending Facility, the Fund is permitted to borrow in USD or certain other currencies. As of September 30, 2026 and December 31, 2025, the Fund had borrowings of approximately CAD 9.2 million (USD 6.5 million) and CAD 9.7 million (USD 7.1 million), respectively. The borrowings denominated in foreign currencies were translated into USD based on the spot rate at the relevant balance sheet date. For the three and nine months ended September 30, 2026, approximately $0.02 million and $0.2 million, respectively, of change in unrealized appreciation, and for the three and nine months ended September 30, 2025, approximately $0.2 million and $0.1 million of change in unrealized appreciation and depreciation, respectively, resulting from changes in foreign exchange rates on foreign denominated JPMorgan Lending Facility borrowings is included in net change in unrealized appreciation (depreciation) on foreign currency translation on the Fund’s consolidated statements of operations.

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

Maturities and sinking fund requirements on long-term debt as of September 30, 2026 are as follows:

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	2,034,321	$50,169,349	7,078,423	$176,507,771
Distributions reinvested	673,937	16,631,634	1,968,947	49,027,305
Share repurchases	(1,364,258)	(33,402,084)	(4,343,850)	(107,394,147)
Early repurchase deduction	—	34,634	—	108,446
Net increase (decrease)	1,344,000	$33,433,533	4,703,520	$118,249,375
CLASS S
Subscriptions	16,913	417,392	31,463	780,563
Distributions reinvested	1,177	29,030	3,131	77,878
Share repurchases	(3,535)	(86,449)	(3,535)	(86,449)
Early repurchase deduction	—	—	—	—
Net increase (decrease)	14,555	$359,973	31,059	$771,992
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	11	283	34	830
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$283	34	$830
Total net increase (decrease)	1,358,566	$33,793,789	4,734,613	$119,022,197

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,820,122	$122,404,540	14,994,698	$382,923,706
Distributions reinvested	578,304	14,679,473	1,655,955	42,261,954
Share repurchases	(295,701)	(7,471,702)	(746,192)	(18,950,186)
Early repurchase deduction	—	7,826	—	16,574
Net increase (decrease)	5,102,725	$129,620,137	15,904,461	$406,252,048
CLASS S
Subscriptions	24,080	610,521	55,324	1,411,104
Distributions reinvested	775	19,649	1,944	49,566
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	24,855	$630,170	57,268	$1,460,670
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	11	281	36	916
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$281	36	$916
Total net increase (decrease)	5,127,591	$130,250,588	15,961,765	$407,713,634

Net Asset Value per Share and Offering Price

The Administrator determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class S, and Class D Common Shares of beneficial interest during the period ended September 30, 2026 and 2025:

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$25.14	$25.11	$25.14
February 28, 2026	25.12	25.09	25.11
March 31, 2026	24.95	24.93	24.95
April 30, 2026	24.91	24.89	24.91
May 31, 2026	24.88	24.86	24.88
June 30, 2026	24.72	24.70	24.72
July 31, 2026	24.69	24.66	24.69
August 31, 2026	24.62	24.60	24.62
September 30, 2026	24.48	24.46	24.48

		NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.82	$25.82	$25.82
February 28, 2025	25.74	25.74	25.74
March 31, 2025	25.54	25.52	25.54
April 30, 2025	25.27	25.25	25.27
May 31, 2025	25.43	25.41	25.43
June 30, 2025	25.41	25.39	25.41
July 31, 2025	25.37	25.34	25.36
August 31, 2025	25.38	25.36	25.38
September 30, 2025	25.27	25.24	25.27

Distributions and Distribution Reinvestment

The following tables summarize the Fund’s distributions declared and payable for the nine months ended September 30, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1910	$10,002,474
February 27, 2026	February 27, 2026	March 23, 2026	0.1910	10,230,182
March 27, 2026	March 31, 2026	April 22, 2026	0.1910	10,451,184
April 24, 2026	April 30, 2026	May 22, 2026	0.1910	10,335,723
May 28, 2026	May 29, 2026	June 23, 2026	0.1910	10,470,226
June 26, 2026	June 30, 2026	July 23, 2026	0.1910	10,627,042
July 29, 2026	July 31, 2026	August 24, 2026	0.1910	10,464,678
August 27, 2026	August 31, 2026	September 23, 2026	0.1910	10,640,187
September 30, 2026	September 30, 2026	October 22, 2026	0.1910	10,847,709
			$1.7190	$94,069,405

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1732	$18,366
February 27, 2026	February 27, 2026	March 23, 2026	0.1732	19,094
March 27, 2026	March 31, 2026	April 22, 2026	0.1732	19,483
April 24, 2026	April 30, 2026	May 22, 2026	0.1733	19,551
May 28, 2026	May 29, 2026	June 23, 2026	0.1734	19,788
June 26, 2026	June 30, 2026	July 23, 2026	0.1734	21,195
July 29, 2026	July 31, 2026	August 24, 2026	0.1735	22,633
August 27, 2026	August 31, 2026	September 23, 2026	0.1735	24,279
September 30, 2026	September 30, 2026	October 22, 2026	0.1736	24,360
			$1.5603	$188,749

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1858	$90
February 27, 2026	February 27, 2026	March 23, 2026	0.1858	91
March 27, 2026	March 31, 2026	April 22, 2026	0.1858	92
April 24, 2026	April 30, 2026	May 22, 2026	0.1858	92
May 28, 2026	May 29, 2026	June 23, 2026	0.1858	93
June 26, 2026	June 30, 2026	July 23, 2026	0.1858	93
July 29, 2026	July 31, 2026	August 24, 2026	0.1859	94
August 27, 2026	August 31, 2026	September 23, 2026	0.1859	95
September 30, 2026	September 30, 2026	October 22, 2026	0.1859	96
			$1.6725	$836

The following tables summarize the Fund’s distributions declared and payable for the nine months ended September 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
July 30, 2025	July 31, 2025	August 22, 2025	0.2025	8,683,946
August 28, 2025	August 29, 2025	September 23, 2025	0.2025	9,002,048
September 29, 2025	September 30, 2025	October 22, 2025	0.1910	8,833,874
			$1.9010	$74,539,034

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
July 30, 2025	July 31, 2025	August 22, 2025	0.1845	15,340
August 28, 2025	August 29, 2025	September 23, 2025	0.1845	18,546
September 29, 2025	September 30, 2025	October 22, 2025	0.1730	17,947
			$1.7383	$135,226

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
July 30, 2025	July 31, 2025	August 22, 2025	0.1972	92
August 28, 2025	August 29, 2025	September 23, 2025	0.1972	92
September 29, 2025	September 30, 2025	October 22, 2025	0.1857	87
			$1.8530	$845

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Average Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
May 29, 2026	5%	$24.72	June 30, 2026	$38,355,416	1,552,234	2.91%
August 31, 2026	5%	$24.48	September 30, 2026	$33,453,899	1,367,793	2.52%

(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

The following table summarizes the share repurchases completed during the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Average Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Note 10. Financial Highlights

The financial highlights for the nine months ended September 30, 2026 and 2025 are as follows:

	Class I
	Nine Months Ended September 30,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.10	$25.75
Net investment income (loss) A	1.73	1.87
Net realized and change in unrealized gain (loss)	(0.63)	(0.45)
Net increase (decrease) in net assets resulting from operations	1.10	1.42
Distributions	(1.72)	(1.90)
Net asset value, end of period	$24.48	$25.27
Total return B	4.52%	5.69%
Ratios:
Net investment income (loss) to average net assets D	9.65%	10.16%
Expenses to average net assets, before reductions C,D	8.54%	9.01%
Expenses to average net assets, after reductions C,D,E	8.54%	8.82%
Portfolio turnover rate F	11.62%	19.18%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense C,D,E	3.01%	2.94%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	0.75%	0.73%

	Class S
	Nine Months Ended September 30,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.07	$25.75
Net investment income (loss) A	1.57	1.71
Net realized and change in unrealized gain (loss)	(0.62)	(0.48)
Net increase (decrease) in net assets resulting from operations	0.95	1.23
Distributions	(1.56)	(1.74)
Net asset value, end of period	$24.46	$25.24
Total return B	3.85%	4.93%
Ratios:
Net investment income (loss) to average net assets D	8.80%	9.30%
Expenses to average net assets, before reductions C,D	9.40%	9.86%
Expenses to average net assets, after reductions C,D,E	9.40%	9.67%
Portfolio turnover rate F	11.62%	19.18%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense C,D,E	3.87%	3.79%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	1.60%	1.58%

	Class D
	Nine Months Ended September 30,
Per Share Data	2026	2025
Net asset value, beginning of period	$25.10	$25.75
Net investment income (loss) A	1.68	1.82
Net realized and change in unrealized gain (loss)	(0.63)	(0.45)
Net increase (decrease) in net assets resulting from operations	1.05	1.37
Distributions	(1.67)	(1.85)
Net asset value, end of period	$24.48	$25.27
Total return B	4.31%	5.49%
Ratios:
Net investment income (loss) to average net assets D	9.40%	9.91%
Expenses to average net assets, before reductions C,D	8.79%	9.26%
Expenses to average net assets, after reductions C,D,E	8.79%	9.07%
Portfolio turnover rate F	11.62%	19.18%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense C,D,E	3.26%	3.19%
Ratio of expenses to average net assets, after reductions, excluding management fees, incentive fees, income and excise tax expense and interest expense C,D,E	1.00%	0.98%

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

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2026, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

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

This Expense Limitation Agreement continued in force until April 30, 2026 (the “Initial Term”), then renews automatically for successive one-year terms following the Initial Term. The Adviser may not terminate this Expense Limitation Agreement without the approval of the Fund’s Board of Trustees. The Fund’s Board of Trustees may terminate this Expense Limitation Agreement at any time without payment of any penalty. For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 3. Related Party Agreements and Transactions.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2026	2025
Investments:
Total investments, beginning of period	$2,314,667,480	$1,363,206,046
New investments purchased	576,357,388	1,036,762,714
Payment-in-kind interest capitalized	4,504,066	844,761
Net purchases (sales) of short-term securities	53,900,551	(7,870,538)
Net accretion of discount on investments	8,358,794	6,496,937
Net realized gain (loss) on investments	(14,722,059)	(1,732,166)
Investments sold or repaid	(284,943,739)	(344,613,482)
Total Investments, End of Period	$2,658,122,481	$2,053,094,272

Number of portfolio companies	122	113
Weighted average yield on debt, at amortized cost(1)	9.37%	9.57%
Weighted average yield on debt, at fair value(2)	9.36%	9.56%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.1%
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

Our investments consisted of the following:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,344,850,740	$2,317,260,679	88.3%	$2,093,021,541	$2,071,775,012	90.4%
Second Lien Debt	—	—	0.0%	4,838,840	4,900,000	0.2%
Unsecured Debt	18,563,569	18,432,096	0.7%	—	—	0.0%
Asset-Backed Securities	550,000	547,696	0.0%	550,000	556,430	0.0%
Preferred Securities	6,988,093	6,994,237	0.3%	6,988,000	7,019,859	0.3%
Equity	28,771,659	27,307,452	1.0%	16,518,027	17,113,198	0.7%
Money Market Mutual Funds	67,044,339	67,044,339	2.6%	13,143,788	13,143,788	0.6%
Fixed Income Mutual Funds	191,354,081	187,165,524	7.1%	179,607,284	178,106,038	7.8%
Total Investments	$2,658,122,481	$2,624,752,023	100.0%	$2,314,667,480	$2,292,614,325	100.0%

As of September 30, 2026 and December 31, 2025, there were no investments or private credit borrowers on non-accrual status.

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Health Care Services	14.4%	13.1%
Diversified Financial Services	8.9%	10.1%
Diversified Support Services	7.3%	7.1%
Application Software	6.3%	8.8%
Packaged Foods & Meats	6.0%	6.2%
Specialized Consumer Services	5.5%	9.2%
Paper & Plastic Packaging Products & Materials	5.5%	5.4%
Aerospace & Defense	3.9%	3.8%
Life Sciences Tools & Services	3.5%	3.5%
Electrical Components & Equipment	3.4%	2.5%
Trading Companies & Distributors	3.2%	2.7%
Health Care Technology	3.0%	2.1%
IT Consulting & Other Services	2.8%	3.3%
Industrial Machinery & Supplies & Components	2.6%	2.6%
Mutual Funds	2.6%	0.6%
Air Freight & Logistics	2.3%	2.1%
Building Products	1.6%	1.5%
Research & Consulting Services	1.6%	1.8%
Automotive Parts & Equipment	1.4%	0.0%
Health Care Supplies	1.4%	1.5%
Environmental & Facilities Services	1.3%	1.1%
Advertising	1.3%	0.8%
Health Care Facilities	1.2%	1.5%
Education Services	1.2%	0.0%
Automotive Retail	1.1%	0.0%
Data Processing & Outsourced Services	1.1%	1.1%
Specialty Chemicals	1.1%	1.2%
Soft Drinks & Non-alcoholic Beverages	0.7%	0.8%
Specialized Finance	0.6%	0.5%
Insurance Brokers	0.5%	0.6%
Construction & Engineering	0.5%	0.5%
Technology Hardware, Storage & Peripherals	0.4%	0.0%
Food Distributors	0.3%	0.0%
Oil & Gas Storage & Transportation	0.3%	0.4%
Office Services & Supplies	0.2%	0.3%
Transaction & Payment Processing Services	0.2%	0.2%
Independent Power Producers & Energy Traders	0.2%	0.2%
Fertilizers & Agricultural Chemicals	0.1%	0.0%
Food Retail	0.1%	0.2%
Home Improvement Retail	0.1%	0.2%
Real Estate Development	0.1%	0.0%
Diversified Real Estate Activities	0.1%	0.0%
Internet Services & Infrastructure	0.1%	0.0%
Human Resource & Employment Services	0.0%	0.0%
Commercial & Residential Mortgage Finance	0.0%	0.0%
Electronic Manufacturing Services	0.0%	1.0%
Pharmaceuticals	0.0%	0.4%
Electronic Components	0.0%	0.4%
Property & Casualty Insurance	0.0%	0.2%
Leisure Facilities	0.0%	0.2%
Hotels, Resorts & Cruise Lines	0.0%	0.2%
Distributors	0.0%	0.1%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,565,735,091	97.8%	188.8%	$2,249,204,601	98.2%	176.4%
Australia	31,322,987	1.2%	2.3%	31,937,353	1.4%	2.5%
Canada	23,753,729	0.9%	1.7%	10,115,616	0.4%	0.8%
Luxembourg	3,392,520	0.1%	0.2%	800,325	0.0%	0.1%
Grand Cayman	547,696	0.0%	0.0%	556,430	0.0%	0.0%
Total	$2,624,752,023	100.0%	193.0%	$2,292,614,325	100.0%	179.8%

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Rating	Fair Value	Fair Value
1	$—	$—
2	2,222,184,279	2,005,423,967
3	121,050,429	73,802,589
4	—	5,024,745
5	—	—
Total	$2,343,234,708	$2,084,251,301

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$62,931,385	$52,190,168	$183,672,011	$142,201,505
Net expenses	30,754,752	25,460,932	89,590,887	68,360,761
Net investment income (loss) before taxes	32,176,633	26,729,236	94,081,124	73,840,744
Net change in provision (benefit) for income and excise taxes	1,598	16,779	73,885	129,008
Net investment income (loss) after taxes	32,175,035	26,712,457	94,007,239	73,711,736
Net realized gain (loss)	(9,783,604)	62,007	(14,863,927)	(1,901,182)
Net change in unrealized appreciation (depreciation)	(3,826,196)	(6,724,024)	(19,225,445)	(16,129,315)
Net increase (decrease) in net assets resulting from operations	$18,565,235	$20,050,440	$59,917,867	$55,681,239

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$58,772,694	$49,018,676	$170,404,683	$134,689,564
Dividend income	3,663,997	2,399,097	10,882,376	5,496,909
Other income	494,694	772,395	2,384,952	2,015,032
Total Investment Income	$62,931,385	$52,190,168	$183,672,011	$142,201,505

For the three and nine months ended September 30, 2026, total investment income increased 21% to approximately $62.9 million and increased 29% to approximately $183.7 million, respectively. The increase in total investment income was primarily due to 29% growth in the increased size of the investment portfolio year over year and partially offset by a 19 basis points decline in weighted average portfolio yield (at fair value). The size of the Fund’s investment portfolio at fair value was approximately $2.6 billion as of September 30, 2026 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.36%. For the three and nine months ended September 30, 2025, total investment income was approximately $52.2 million and $142.2 million, respectively, primarily driven by the combination of capital deployment and the continued performance of the Fund’s investment portfolio. The size of the Fund’s investment portfolio at fair value was approximately $2.0 billion as of September 30, 2025 and its weighted average yield on debt and income producing investments, at fair value, was approximately 9.56%. The year over year decline in the weighted average yield on debt and income producing investments is primarily attributable to the decline in the Secured Overnight Financing Rate (“SOFR”) given the floating rate nature of the Fund’s investment portfolio.

The interest rate for most of 2025 held steady with the SOFR rate at approximately 4.30% before declining to approximately 3.90% at the end of 2025. During the first half of 2026, SOFR continued to decline before starting to increase in the third quarter to approximately 3.70%, compared to approximately 4.30% during the third quarter of 2025. Spreads in the traditional middle market, the Fund’s primary area of focus, remained modestly compressed in the third quarter of 2026.

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

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest expense	$19,302,060	$16,030,842	$55,760,335	$43,944,516
Management fees	4,311,010	3,540,081	12,803,316	9,433,724
Income based incentive fees	4,604,456	3,807,793	13,433,621	10,347,185
Capital gains incentive fees	—	—	—	(822,417)
Distribution and shareholder servicing fees
Class S	7,171	5,162	19,171	12,735
Class D	8	8	23	22
Administration fees	1,112,655	914,914	3,305,514	2,438,163
Board of Trustees' fees	86,172	103,730	277,171	304,555
Professional fees	510,866	493,136	1,641,298	2,069,307
Registration fees	9,253	20,882	27,425	480,182
Other general and administrative expenses	776,646	591,211	2,323,013	1,764,309
Total Expenses Before Reductions	30,720,297	25,507,759	89,590,887	69,972,281
Expense support	34,455	(46,827)	—	(1,611,520)
Net Expenses	30,754,752	25,460,932	89,590,887	68,360,761
Net change in provision (benefit) for income and excise taxes	1,598	16,779	73,885	129,008
Net Expenses Including Taxes	$30,756,350	$25,477,711	$89,664,772	$68,489,769

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the three and nine months ended September 30, 2026, was approximately $19.3 million and $55.8 million, respectively. Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) for the three and nine months ended September 30, 2025, was approximately $16.0 million and $43.9 million, respectively. The increase in total interest expense was driven by the growth in the portfolio and the related increase in borrowings, which was partially offset by lower weighted average cost of borrowings. The weighted average cost of borrowings for the Fund decreased 64 basis points year over year from 6.49% for the nine months ended September 30, 2025 to 5.85% for the nine months ended September 30, 2026. Growth in investments drove the increase in borrowings under the Fund’s credit facilities as the Fund continues to move toward target leverage levels. The average principal balance outstanding increased from $0.8 billion for the nine months ended September 30, 2025 to $1.1 billion for the nine months ended September 30, 2026.

Management Fees

For the three and nine months ended September 30, 2026, management fees were approximately $4.3 million and $12.8 million, respectively. For the three and nine months ended September 30, 2025, management fees were approximately $3.5 million and $9.4 million, respectively. The increase in management fees was due to an increase in the average net assets, compared to the three and nine months ended September 30, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first business day of the applicable month.

Income Based Incentive Fees

For the three and nine months ended September 30, 2026, income based incentive fees were approximately $4.6 million and $13.4 million, respectively. For the three and nine months ended September 30, 2025, income based incentive fees were approximately $3.8 million and $10.3 million, respectively. The increase in income based incentive fees was due to growth of the Fund’s income, attributed to continued capital deployment and the performance of the Fund’s investment portfolio, compared to the three and nine months ended September 30, 2025.

Capital Gains Incentive Fees

For the three and nine months ended September 30, 2026, the Fund did not recognize an increase or a reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the three months ended September 30, 2025, the Fund did not recognize an increase or reduction in accrued capital gains incentive fees related to GAAP Incentive Fee. For the nine months ended September 30, 2025, the Fund recognized reductions in accrued capital gains incentive fees of approximately $0.8 million, attributable to net realized and change in unrealized losses of $18.0 million, none of which was payable under the Advisory Agreement. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States of America (“GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Total other expenses were $2.5 million and $7.6 million for the three and nine months ended September 30, 2026, respectively, and $2.1 million and $7.1 million for the three and nine months ended September 30, 2025, respectively. Total other expenses were comprised of administration fees, other general and administrative expenses, professional fees, registration fees and Board of Trustees’ fees. Increases in expenses were primarily driven by an increase in administration fees and other general and administrative expenses driven by the larger portfolio and associated costs with managing the Fund, partially offset by a decrease in professional fees and registration fees.

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

As of September 30, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.02 million and $0.1 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2026, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of a nominal amount and approximately $0.1 million, respectively, which was primarily comprised of provision for taxes related to income of a nominal amount and approximately $0.1 million, respectively. For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total benefit for taxes of approximately $0.1 million, and provision of approximately $0.2 million, respectively, which was comprised of provision for taxes related to income of approximately $0.02 million and $0.1 million, respectively, and benefit for deferred tax expense of approximately $0.1 million and provision for deferred tax expense of approximately $0.03 million, respectively. The Fund did not incur an excise tax for the three and nine months ended September 30, 2026 and 2025.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on non-controlled / non-affiliate investments	$(9,661,493)	$150,295	$(14,226,244)	$(1,920,489)
Net realized gain (loss) on non-controlled / affiliate investments	—	—	(495,815)	188,323
Net realized gain (loss) on swaps	(120,359)	(30,674)	(136,938)	(40,733)
Net realized gain (loss) on foreign currency transactions	(1,752)	(57,614)	(4,930)	(128,283)
Net Realized Gain (Loss)	$(9,783,604)	$62,007	$(14,863,927)	$(1,901,182)

For the three and nine months ended September 30, 2026, the Fund generated a net realized loss on non-controlled / non-affiliate investments of approximately $9.7 million and $14.2 million, respectively. For the year to date period, the sale of several broadly syndicated loans at a loss to reduce exposure in the broadly syndicated loan book and the closed restructurings of two broadly syndicated loan borrowers generated the full non-controlled / non-affiliate net realized losses during the period. These restructurings occurred during the third quarter of 2026 and drove the entirety of the non-controlled / non-affiliate net realized losses during the quarter as well. Several small realized gains on the private credit portfolio offset the year to date realized losses. For the three and nine months ended September 30, 2025, the Fund generated a net realized gain on investments of approximately $0.2 million and a net realized loss on investments of approximately $1.7 million, respectively, primarily driven by the sale of non-controlled / non-affiliate investments. In both cases, these realized losses represent investments in liquid assets as the portfolio management team sought to strategically reduce exposure to the public markets to limit volatility and manage liquidity needs for the Fund.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$953,060	$(6,737,113)	$(8,629,992)	$(16,364,563)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	(328,070)	(198,487)	(2,687,311)	(1,230,090)
Net change in unrealized appreciation (depreciation) on swaps	(4,473,312)	(106,465)	(8,160,370)	1,591,440
Net change in unrealized appreciation (depreciation) on foreign currency translation	22,126	210,542	242,862	(98,285)
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	—	107,499	9,366	(27,817)
Net change in unrealized appreciation (depreciation)	$(3,826,196)	$(6,724,024)	$(19,225,445)	$(16,129,315)

For the three and nine months ended September 30, 2026, the Fund recorded approximately $3.8 million and $19.2 million net change in unrealized depreciation. For the three month period, the main drivers included (i) unrealized appreciation in the non-control / non-affiliate investments of approximately $1.0 million from the combination of both unrealized gains on the two restructured broadly syndicated loan borrowers and unrealized losses on both broadly syndicated loans and private credit investments, and (ii) unrealized mark to mark losses of approximately $4.5 million on the interest rate swap associated with hedging the Funds unsecured fixed rate debt. For the nine month period, the main drivers included: (i) unrealized losses in the non-control / non-affiliate investments of approximately $8.7 million primarily due to the combination of both unrealized gains and losses on both broadly syndicated loans and private credit investments, where approximately 5 private loans represent the majority of the unrealized losses for the period, and (ii) unrealized mark to mark losses of approximately $8.2 million on the interest rate swap associated with hedging the Funds unsecured fixed rate debt. Furthermore, for the three and nine months ended September 30, 2026, the Fund recorded $0.3 million and $2.7 million, respectively, of net change in unrealized depreciation on non-controlled / affiliate investments. This related to the change in the fair value of its holdings in the Fixed Income Mutual Fund, an affiliated broadly syndicated loan fund that was impacted by the sell down in broadly syndicated loans for the industry in the first quarter of 2026 and the stabilization and higher returns for the index during the second quarter of 2026 and the mild deterioration in the third quarter of 2026. The Fund reduced its exposure to single-name broadly syndicated loans overall compared to September 30, 2025 in order to decrease portfolio volatility, while increasing its proportion of non-control / affiliated assets in the broadly syndicated loan mutual fund due to the benefits of enhanced diversification and improved liquidity.

For the three and nine months ended September 30, 2025, the Fund recorded net change in unrealized depreciation primarily to the performance of a small sub-set of underlying assets, most of which were broadly syndicated loans. The Fund also recorded a tax accrual for certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, which further contributed to the net change in unrealized depreciation for the nine months ended September 30, 2025.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of the Fund’s continuous offering of Common Shares, proceeds from net borrowings on its credit facilities, income earned and repayments on principal on its debt investments. The primary uses of the Fund’s cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of the Fund’s operations (including fees paid to the Adviser and expense reimbursements paid to the Fund’s Administrator), (iii) debt service, repayment and other financing costs, (iv) funding repurchases under its share repurchase program and (v) cash distributions to the holders of its shares.

As of September 30, 2026 and December 31, 2025, the Fund had three revolving credit facilities and two unsecured notes outstanding, as of each period presented. The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026 and December 31, 2025, the Fund had $1.3 billion and $1.0 billion of debt outstanding under its revolving credit facilities and 2025 Senior Notes. As of September 30, 2026 and December 31, 2025 and the Fund’s asset coverage ratio was 208% and 222%, respectively.

Cash as of September 30, 2026, taken together with the Fund’s $0.7 billion of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of the Fund’s Common Shares is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of the Fund’s Common Shares and the use of existing and future financing arrangements. The Fund plans to fund using proceeds from offering its Common Shares and available borrowing capacity under the Fund’s credit facilities for new investments.

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

As of September 30, 2026, the Fund had $23.9 million in cash, $0.01 million in foreign cash and approximately $67.0 million in short-term liquid investments. During the nine months ended September 30, 2026, cash used in operating activities was $260.9 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $262.1 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

As of September 30, 2025 the Fund had $35.3 million in cash and $0.2 million in foreign cash and approximately $2.2 million in short-term liquid investments. During the nine months ended September 30, 2025, cash used in operating activities was $605.1 million primarily as a result of funding portfolio investments, partially offset by proceeds from sales of investments and principal repayments. Cash provided by financing activities was $626.7 million during the period primarily as a result of net borrowings and new share issuances, partially offset by distributions to shareholders and share repurchases.

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	2,034,321	$50,169,349	7,078,423	$176,507,771
Distributions reinvested	673,937	16,631,634	1,968,947	49,027,305
Share repurchases	(1,364,258)	(33,402,084)	(4,343,850)	(107,394,147)
Early repurchase deduction	—	34,634	—	108,446
Net increase (decrease)	1,344,000	$33,433,533	4,703,520	$118,249,375
CLASS S
Subscriptions	16,913	417,392	31,463	780,563
Distributions reinvested	1,177	29,030	3,131	77,878
Share repurchases	(3,535)	(86,449)	(3,535)	(86,449)
Early repurchase deduction	—	—	—	—
Net increase (decrease)	14,555	$359,973	31,059	$771,992
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	11	283	34	830
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$283	34	$830
Total net increase (decrease)	1,358,566	$33,793,789	4,734,613	$119,022,197

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	4,820,122	$122,404,540	14,994,698	$382,923,706
Distributions reinvested	578,304	14,679,473	1,655,955	42,261,954
Share repurchases	(295,701)	(7,471,702)	(746,192)	(18,950,186)
Early repurchase deduction	—	7,826	—	16,574
Net increase (decrease)	5,102,725	$129,620,137	15,904,461	$406,252,048
CLASS S
Subscriptions	24,080	610,521	55,324	1,411,104
Distributions reinvested	775	19,649	1,944	49,566
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	24,855	$630,170	57,268	$1,460,670
CLASS D
Subscriptions	—	—	—	—
Distributions reinvested	11	281	36	916
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	11	$281	36	$916
Total net increase (decrease)	5,127,591	$130,250,588	15,961,765	$407,713,634

Distributions and Distribution Reinvestment

The following table summarizes the Fund’s distributions declared and payable for the nine months ended September 30, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1910	$10,002,474
February 27, 2026	February 27, 2026	March 23, 2026	0.1910	10,230,182
March 27, 2026	March 31, 2026	April 22, 2026	0.1910	10,451,184
April 24, 2026	April 30, 2026	May 22, 2026	0.1910	10,335,723
May 28, 2026	May 29, 2026	June 23, 2026	0.1910	10,470,226
June 26, 2026	June 30, 2026	July 23, 2026	0.1910	10,627,042
July 29, 2026	July 31, 2026	August 24, 2026	0.1910	10,464,678
August 27, 2026	August 31, 2026	September 23, 2026	0.1910	10,640,187
September 30, 2026	September 30, 2026	October 22, 2026	0.1910	10,847,709
			$1.7190	$94,069,405

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1732	$18,366
February 27, 2026	February 27, 2026	March 23, 2026	0.1732	19,094
March 27, 2026	March 31, 2026	April 22, 2026	0.1732	19,483
April 24, 2026	April 30, 2026	May 22, 2026	0.1733	19,551
May 28, 2026	May 29, 2026	June 23, 2026	0.1734	19,788
June 26, 2026	June 30, 2026	July 23, 2026	0.1734	21,195
July 29, 2026	July 31, 2026	August 24, 2026	0.1735	22,633
August 27, 2026	August 31, 2026	September 23, 2026	0.1735	24,279
September 30, 2026	September 30, 2026	October 22, 2026	0.1736	24,360
			$1.5603	$188,749

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2026	January 30, 2026	February 24, 2026	$0.1858	$90
February 27, 2026	February 27, 2026	March 23, 2026	0.1858	91
March 27, 2026	March 31, 2026	April 22, 2026	0.1858	92
April 24, 2026	April 30, 2026	May 22, 2026	0.1858	92
May 28, 2026	May 29, 2026	June 23, 2026	0.1858	93
June 26, 2026	June 30, 2026	July 23, 2026	0.1858	93
July 29, 2026	July 31, 2026	August 24, 2026	0.1859	94
August 27, 2026	August 31, 2026	September 23, 2026	0.1859	95
September 30, 2026	September 30, 2026	October 22, 2026	0.1859	96
			$1.6725	$836

The following table summarizes the Fund’s distributions declared and payable for the nine months ended September 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2175	$7,038,118
February 28, 2025	February 28, 2025	March 24, 2025	0.2175	7,377,063
March 28, 2025	March 31, 2025	April 23, 2025	0.2175	7,804,151
April 28, 2025	April 30, 2025	May 22, 2025	0.2175	8,262,479
May 29, 2025	May 30, 2025	June 24, 2025	0.2175	8,606,253
June 27, 2025	June 30, 2025	July 23, 2025	0.2175	8,931,102
July 30, 2025	July 31, 2025	August 22, 2025	0.2025	8,683,946
August 28, 2025	August 29, 2025	September 23, 2025	0.2025	9,002,048
September 29, 2025	September 30, 2025	October 22, 2025	0.1910	8,833,874
			$1.9010	$74,539,034

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.1993	$11,062
February 28, 2025	February 28, 2025	March 24, 2025	0.1992	13,388
March 28, 2025	March 31, 2025	April 23, 2025	0.1993	13,733
April 28, 2025	April 30, 2025	May 22, 2025	0.1994	13,774
May 29, 2025	May 30, 2025	June 24, 2025	0.1996	15,700
June 27, 2025	June 30, 2025	July 23, 2025	0.1995	15,736
July 30, 2025	July 31, 2025	August 22, 2025	0.1845	15,340
August 28, 2025	August 29, 2025	September 23, 2025	0.1845	18,546
September 29, 2025	September 30, 2025	October 22, 2025	0.1730	17,947
			$1.7383	$135,226

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 30, 2025	January 31, 2025	February 25, 2025	$0.2121	$94
February 28, 2025	February 28, 2025	March 24, 2025	0.2121	94
March 28, 2025	March 31, 2025	April 23, 2025	0.2121	95
April 28, 2025	April 30, 2025	May 22, 2025	0.2122	96
May 29, 2025	May 30, 2025	June 24, 2025	0.2122	97
June 27, 2025	June 30, 2025	July 23, 2025	0.2122	98
July 30, 2025	July 31, 2025	August 22, 2025	0.1972	92
August 28, 2025	August 29, 2025	September 23, 2025	0.1972	92
September 29, 2025	September 30, 2025	October 22, 2025	0.1857	87
			$1.8530	$845

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

The following tables reflect the sources of distributions that the Fund declared on its Common Shares during the nine months ended September 30, 2026 and 2025:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.71	$93,519,523	$1.55	$187,739	$1.66	$831
Accumulated undistributed taxable net investment income from prior periods	0.01	549,882	0.01	1,010	0.01	5
Total	$1.72	$94,069,405	$1.56	$188,749	$1.67	$836

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.90	$74,539,034	$1.74	$135,226	$1.85	$845
Total	$1.90	$74,539,034	$1.74	$135,226	$1.85	$845

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Average Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
May 29, 2026	5%	$24.72	June 30, 2026	$38,355,416	1,552,234	2.91%
August 31, 2026	5%	$24.48	September 30, 2026	$33,453,899	1,367,793	2.52%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

The following table summarizes the share repurchases completed during the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Average Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 28, 2025	5%	$25.54	March 31, 2025	$5,326,075	208,686	0.69%
May 30, 2025	5%	$25.41	June 30, 2025	$6,143,661	241,805	0.68%
August 29, 2025	5%	$25.27	September 30, 2025	$7,463,876	295,701	0.72%
(1)
Amount shown net of Early Repurchase Deduction.
(2)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2026 were approximately $1.2 billion and 5.84%, respectively, and $1.1 billion and 5.85%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025 were $851.3 million and 6.49%, respectively, and $806.3 million and 6.49%, respectively. The Fund’s weighted average interest rate paid as of September 30, 2026 and December 31, 2025 was 6.05% and 6.18%, respectively.

The Fund’s outstanding borrowings as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$521,457,507	$521,457,507	$—	$618,542,493
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	104,242,462	757,538	—
Series 2025B Notes	105,000,000	105,000,000	104,008,967	991,033	—
Total	$2,000,000,000	$1,256,457,507	$1,254,708,936	$1,748,571	$743,542,493

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized debt issuance costs)	Unamortized Debt Issuance Costs	Unused Portion
JPMorgan Lending Facility	$1,140,000,000	$307,052,567	$307,052,567	$—	$832,947,433
BSPV Facility	400,000,000	300,000,000	300,000,000	—	100,000,000
CSPV Facility	250,000,000	225,000,000	225,000,000	—	25,000,000
Series 2025A Notes	105,000,000	105,000,000	103,933,173	1,066,827	—
Series 2025B Notes	105,000,000	105,000,000	103,836,085	1,163,915	—
Total	$2,000,000,000	$1,042,052,567	$1,039,821,825	$2,230,742	$957,947,433

For additional information on the Fund’s borrowings, refer to “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $443.3 million and $474.6 million, respectively.

In addition, the Fund was party to subscription agreements to fund equity investment commitments. As of September 30, 2026 and December 31, 2025, the Fund had unfunded equity investment commitments of approximately $0.04 million and $0.1 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, management is not aware of any pending or threatened material litigation.

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

The fair value measurement of an investment that is not publicly traded or that lacks readily available market prices or quotations involves a significant level of estimation uncertainty when the determination of fair value requires subjective judgments or the use of unobservable inputs. Subjective judgments include determining the appropriate valuation method (market, income, or cost approach) and associated technique and, as applicable, selecting market or investment specific events, transaction data, estimated cash flows, or market observation comparable investments. Subjective judgments for loan investments and illiquid debt securities may include selecting publicly-traded securities to compare factors such as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, and the markets in which the portfolio company does business to estimate a fair value. While the valuation method and technique selected seeks to maximize the use of observable inputs developed using market data and minimize the use of unobservable inputs for which market data is not available, many required inputs are often unobservable. Unobservable inputs are developed using the best available information when the valuation recommendation is prepared.

As the fair value measurement for substantially all of the Fund’s investments is determined using subjective judgments and unobservable inputs, changes to the assumptions and estimates underlying the fair value measurements are reasonably likely to have a material impact on the financial condition and results of operations of the Fund. Information on valuation techniques and unobservable inputs used, including the impact to the valuation from a change in the input, for the fair value measurements of investments categorized as Level 3 in the fair value hierarchy is included in “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 6. Fair Value Measurements.”

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

As of September 30, 2026, 99.8% of the Fund’s debt investments at fair value were at floating rates and 0.2% were at fixed rates. Based on the Fund’s consolidated statement of assets and liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$71,303,495	$31,393,725	$39,909,770
Up 200 basis points	47,535,664	20,929,150	26,606,514
Up 100 basis points	23,767,832	10,464,575	13,303,257
Down 100 basis points	(23,767,832)	(10,464,575)	(13,303,257)
Down 200 basis points	(47,508,869)	(20,929,150)	(26,579,719)
Down 300 basis points	(69,422,443)	(31,393,725)	(38,028,718)

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

The following table presents the share repurchases completed for the nine months ended September 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Shares the Fund Offered to Repurchase	Average Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(1)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(2)
February 27, 2026	5%	$24.95	March 31, 2026	$35,562,835	1,427,358	2.81%
May 29, 2026	5%	$24.72	June 30, 2026	$38,355,416	1,552,234	2.91%
August 31, 2026	5%	$24.48	September 30, 2026	$33,453,899	1,367,793	2.52%
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

FIDELITY PRIVATE CREDIT FUND

Date: November 13, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT FUND

Date: November 13, 2026	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9909886.103

BDC-10Q3-1126